Form 10-K405
COOKER RESTAURANT CORP /OH/
filed 1995-03-31
CIK 832412

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

For the fiscal year ended:  January 1, 1995     Commission file number:  1-13044


                         COOKER RESTAURANT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        OHIO                                                                  69-1292102
  ------------------------------------------------                               ------------------------------------
  (State or other jurisdiction of incorporation or                               (I.R.S. Employer Identification No.)
                   organization)

          1530 Bethel Road, Columbus, Ohio                                                       43220
  ------------------------------------------------                               ------------------------------------
      (Address of principal executive offices)                                                (Zip Code)

Registrant's telephone number, including area code:   (614) 457-8500
Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:


                        Common Shares, without par value
--------------------------------------------------------------------------------
                                (Title of Class)


       Rights to Purchase Class A Junior Participating Preferred Shares,
                               without par value
--------------------------------------------------------------------------------
                                (Title of Class)

              6 3/4% Convertible Subordinated Debentures Due 2002
--------------------------------------------------------------------------------
                                (Title of Class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes   X        No
       -----         -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

   The aggregate market value of Common Shares held by non-affiliates of the Registrant on March 3, 1995 was $45,276,587.

   The number of Common Shares outstanding on March 3, 1995 was 7,151,090.

   The following documents have been incorporated by reference into this Form 10-K:


                            Document                      Part of Form 10-K
                            --------                      -----------------

       The Registrant's definitive Proxy Statement for         Part III
       its 1995 Annual Meeting of Shareholders dated
       March 17, 1995

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

    The Registrant owns and operates 35 full service "Cookersm" restaurants (the "Restaurants") in Ohio, Tennessee, Indiana, Kentucky, Florida, North Carolina, Georgia, Virginia, Maryland and Michigan. The Registrant's strategy is to provide consistent food quality, menu variety and value combined with a special emphasis on service and customer satisfaction. The Restaurants are designed to provide traditional and comfortable dining experiences rather than emphasizing a "theme" atmosphere or menu. The Restaurants feature moderately priced menu items prepared from original recipes using high quality fresh ingredients. The menu includes appetizers, soups, salads, chicken, fish, beef and pasta entrees, sandwiches, burgers and desserts, as well as alcoholic beverages. Entree selections range in price from $4.95 to $14.95.

RESTAURANT OPERATIONS

    The Registrant strives to maintain quality control and uniformity in the Restaurants through careful training and supervision of personnel, use of a standard Restaurant operations manual relating to preparation of food and beverages, maintenance of premises and conduct of personnel, and consistent Restaurant layout and design.

    The Restaurants generally offer food service from 11:00 a.m. to 11:00 p.m., Sunday through Thursday, and 11:00 a.m. to midnight on Friday and Saturday.

SERVICE

    Management believes that the Registrant's commitment to high standards of service, quality and value, backed by a guarantee of customer satisfaction, is the most effective approach to attracting customers. The Registrant focuses its resources on providing superior service to existing customers in the Restaurants and relies primarily on word of mouth and the reputation of the Restaurants to attract new and repeat customers.

    The Registrant's commitment to meeting the highest standards of customer service is reflected in its 1994 labor costs which were 37.3% of 1994 sales, which the Registrant believes is a higher percentage than that of many other full service restaurant companies. The Company's Restaurants have a general manager, a kitchen manager and up to six assistant managers, which the Registrant believes is a higher number of managers per operating unit than that of many other full service restaurant companies. The Registrant believes its high level of Restaurant management staffing is important in seeking to meet its goal of 100% customer satisfaction.

    The Registrant hires personnel only after extensive interviews. Prior restaurant experience is not a prerequisite for employment. Instead, the Registrant seeks to recruit employees who share the Registrant's commitment to high standards of customer service and whose personalities are compatible with the Registrant's philosophy. Each new non-management employee is initially trained for a minimum of seven to ten days, or longer if hired for a new Restaurant. New management personnel undergo 90 to 120 days training.

FOOD AND BEVERAGES

    The Restaurants offer a varied menu of approximately 60 items including appetizers, soups, salads, chicken, fish, beef and pasta entrees, sandwiches, burgers, desserts, and beverages. Most menu food items are prepared on premises using fresh ingredients according to original recipes. The Registrant places special emphasis on the prompt preparation and delivery of food and beverages to the customers. All menu items (other than alcoholic beverages) are available for carry out. Each Restaurant offers alcoholic beverages, including liquor, wine, and beer, which constituted approximately 11% of sales in 1994.

DESIGN

    The Restaurants are designed to be comfortable and functional, with a casual, contemporary decor featuring wood, brass, and framed graphic art. The typical Restaurant is approximately 7,200 square feet (of which approximately 40% is devoted to kitchen and service areas) with seating for approximately 230 customers. The majority of the seating is in booths, which enhances customer privacy and comfort. Each Restaurant has a separate bar area which has stool and booth seating.

    The typical Restaurant kitchen is comparatively large by industry standards and is designed for quality and speed of food preparation. These kitchens permit the Registrant to be flexible in the types of food items which can be prepared and to adapt to changing consumer tastes and preferences.

EXPANSION

    The Registrant opened six Restaurants in 1994 and plans to open five or six Restaurants in 1995. The Registrant anticipates that cash on hand along with funds generated from operations and bank borrowings will be sufficient to finance these Restaurants. Further expansion will be dependent on, among other things, the Registrant's future operations, the availability of capital, desirable site locations, the ability to attract qualified employees, securing appropriate local government approvals, and future economic conditions. The Registrant has no definite commitments to develop Restaurants after 1995 and there can be no assurance that the Registrant will be able to locate and acquire suitable sites for expansion.

    The Registrant considers the specific location of a Restaurant to be critical to its long-term success and devotes significant effort to the investigation and evaluation of potential sites. In order to efficiently control its operations and administrative costs, the Registrant anticipates that further expansion will be in medium to large size metropolitan areas in the Midwest, East and Southeast, primarily in areas where the Registrant currently operates Restaurants. Within these market areas, the Registrant intends to locate Restaurants in freestanding buildings and in retail developments in proximity to high density, high traffic, residential, office, and retail areas. To date, the Registrant has developed new Restaurants and has converted existing facilities into Restaurants. While development costs vary depending on location, the cost of developing and opening a Restaurant (land, building, fixtures, furnishings, equipment, and pre-opening expenses) is approximately $1.9 million and the cost of converting an existing facility into a Restaurant (renovation, fixtures, furnishings, equipment, and pre-opening expenses exclusive of land and building) is approximately $1 million.

COMPETITION

    The food service industry is intensely competitive with respect to price, service, location, and food quality. The Registrant is not a significant factor in the industry and there are many well-established competitors with greater financial and other resources than the Registrant. Such competitors may have been in existence for a substantially greater period of time than the Registrant and may be better established in the areas where the Restaurants are or will be located. The restaurant business is often affected by changes in consumer tastes, economic conditions, population, traffic patterns, availability of employees, and cost increases.

GOVERNMENT REGULATION

    The Registrant's restaurant operations are subject to various health, sanitation, and safety standards as well as to state and local licensing and regulation of the sale of alcoholic beverages. A significant (though declining) portion of the revenues of the Restaurants is attributable to the sale of alcoholic beverages. Each Restaurant has a liquor license from state liquor regulatory authorities allowing it to sell liquor, beer and wine, and in some states or localities, to provide service for extended hours and on Sunday. Each Restaurant has food service licenses from local health authorities, and similar licenses would be required for each new Restaurant. The failure to obtain or retain liquor or food service licenses could adversely affect, or in an extreme case, terminate, the operations of an affected Restaurant. However, each Restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations. The development and construction of additional

Restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. The Registrant's restaurant operations are also subject to federal and state minimum wage laws and other laws governing such matters as working conditions, overtime and tip credits.

EMPLOYEES

    At January 8, 1995, the Registrant had approximately 3,329 employees, of which 1,749 were full-time Restaurant employees, 1,315 were part-time Restaurant employees, 232 were Restaurant management personnel, and 33 were corporate staff personnel. None of the Registrant's employees is represented by a labor union or a collective bargaining unit. The Registrant considers relations with its employees to be satisfactory.

MARKS

    The Registrant has registered the service marks "Cooker Bar and Grille(R)" and Design and "The Southern Cooker -- Home Style Restaurant & Bar(R)" and Design with the United States Patent and Trademark Office. The Registrant also uses the word Cookersm as a service mark in combination with words and designs other than those used in the registered marks. Other providers of restaurant services use trade names that include the word "cooker." Some of these users may resist the Registrant's use of its marks, as it expands into new territories. However, in view of the extensive third party use of such trade names, management believes that the Registrant should be in a reasonably good position to resist adverse claims. This same extensive third party use means, however, that the Registrant may in the future have difficulty blocking use by others of marks incorporating the word "cooker." It is possible for prior users to develop rights in such marks in their geographic territories and it would be difficult for the Registrant to limit such use, even though the Registrant has a federal registration.

ITEM 2.  PROPERTIES.

    At January 8, 1995, the Registrant operated 35 Restaurants. The following table sets forth certain information regarding the Restaurants:

                                                                              APPROXIMATE
                                                              APPROXIMATE       SEATING       OWNED OR
     LOCATION         METROPOLITAN AREA      DATE OPENED      SQUARE FEET     CAPACITY(2)     LEASED(3)

 Altamonte          Altamonte Springs,     May 1994              7,200           235              owned
 Springs            Florida

 Ft. Myers          Ft. Myers, Florida     December 1992         8,200           252              leased

 Melbourne          Melbourne, Florida     August 1992           8,000           260              owned

 Palm Harbor        Palm Harbor, Florida   April 1995            7,200           235              owned

 Alpharetta         Atlanta, Georgia       September 1994        7,200           235              leased

 Wildwood           Atlanta, Georgia       October 1993          7,200           242              leased

 Keystone           Indianapolis, Indiana  June 1988             8,200           262              leased

 Willow Lake        Indianapolis, Indiana  March 1993            7,865           262              owned

 Florence           Florence, Kentucky     May 1993              7,865           264              owned

                                                                              APPROXIMATE
                                                              APPROXIMATE       SEATING       OWNED OR
     LOCATION         METROPOLITAN AREA      DATE OPENED      SQUARE FEET     CAPACITY(2)     LEASED(3)

 Hurstbourne        Louisville, Kentucky   October 1991          8,000           250              leased
 Plaza

 Bethesda           Bethesda, Maryland     January 1994          7,200           242              owned

 Ann Arbor          Ann Arbor, Michigan    October 1994          7,200           235              leased

 Auburn Hills       Detroit, Michigan      May 1992              8,200           252              owned

 Livonia            Detroit, Michigan      December 1989         7,300           230              leased

 Novi               Novi, Michigan         October 1993          7,200           242              owned

 Raleigh            Raleigh, North         December 1993         7,200           242              owned
                    Carolina

 Governor's Hill    Cincinnati, Ohio       December 1990         9,100           254              owned(4)

 Paxton Road        Cincinnati, Ohio       June 1994             6,800           210              leased

 Beachwood          Cleveland, Ohio        July 1987             8,100           228              leased

 Westlake           Cleveland, Ohio        November 1992         6,700           210              owned

 Bethel Road        Columbus, Ohio         November 1985(1)      7,200           216              leased

 Cleveland Ave.     Columbus, Ohio         December 1987         7,800           226              owned(4)

 East Main St.      Columbus, Ohio         August 1990           7,240           220              owned(4)

 North High St.     Columbus, Ohio         December 1992         8,200           252              owned

 Miamisburg         Dayton, Ohio           November 1991         7,700           243              owned
 Centerville

 Rockside           Independence, Ohio     November 1991         8,400           275              leased

 Springdale         Cincinnati, Ohio       May 1993              9,433           286              owned

 Toledo             Toledo, Ohio           October 1993          7,200           242              owned

 Memphis II         Memphis, Tennessee     October 1993          7,200           242              owned

 Regalia Center     Memphis, Tennessee     March 1989            7,800           232              leased

 Hermitage          Nashville, Tennessee   April 1984(1)         6,100           188              owned(4)

 Parkway            Nashville, Tennessee   December 1986         7,200           220              owned(4)

                                                                              APPROXIMATE
                                                              APPROXIMATE       SEATING       OWNED OR
     LOCATION         METROPOLITAN AREA      DATE OPENED      SQUARE FEET     CAPACITY(2)     LEASED(3)

 Rivergate          Nashville, Tennessee   October 1988          8,100           255              owned(4)

 West End           Nashville, Tennessee   October 1984(1)       10,000          255              leased

 Fairfax            Fairfax, Virginia      December 1993         7,200           242              owned


(1) Hermitage and West End were opened by Southern Hospitality Corporation and Bethel Road was opened by CTI Restaurants, Inc.

(2) Includes seating capacity in bar area.

(3) All leases are with unaffiliated lessors. The lease terms, including options exercisable by the Registrant, range from 16 to 48 years. The Registrant maintains its executive offices at a 15,000 square foot location in Columbus, Ohio which it rents under a lease with an unaffiliated third party for a term through 1999. See Note 9 to the Financial Statements of the Registrant for information relating to lease commitments.

(4) Subject to a mortgage granted to the First Union National Bank of Tennessee to secure the $16.3 million revolving credit/term loan agreement provided by the bank to the Registrant pursuant to a Loan Agreement dated as of August 26, 1991.

   Additionally, the Registrant has purchased two sites for the construction of Restaurants in the future.


ITEM 3.  LEGAL PROCEEDINGS.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

    Set forth below is information regarding the executive officers of the Registrant as of January 1, 1995:

    G. ARTHUR SEELBINDER, age 51, is a founder of the Registrant. He has been Chairman of the Board, Chief Executive Officer and a director of the Registrant since 1986 and served as President from September 1989 until December 1994. He was Chairman of the Board of Cooker Corporation (a predecessor of the Registrant) from 1984 until 1988 when it was merged into the Company.

    PHILLIP L. PRITCHARD, age 45, has been President and Chief Operating Officer of the Company since December 1994. Prior to joining the Company, Mr. Pritchard spent 22 years with General Mills Restaurants Inc. Most recently, Mr. Pritchard served as Executive Vice President, Operations for Red Lobster Restaurants from September 1986 through August 1992 and Executive Vice President, Operations for China Coast from September 1992 to June 1993.

    GLENN W. COCKBURN, age 39, is a founder of the Registrant. He has been a director of the Registrant since 1989. In 1991, he was elected Senior Vice President - Operations of the Registrant. He was Vice President - Food Services of the Registrant from 1988 to 1991 and was Vice President of Food Operations of Cooker Corporation from 1986 to 1988.

    MARGARET A. EPPERSON, age 49, has been Secretary and Treasurer of the Registrant since 1986.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Common Shares traded in the NASDAQ-National Market System ("NASDAQ-NMS") until May 11, 1994 when the shares began trading on the New York Stock Exchange ("NYSE") under the symbol "CGR". The prices set forth below reflect high and low sale prices for Common Shares in each of the quarters of 1993 and 1994 as reported by the NASDAQ-NMS or NYSE, as appropriate.

                    1993                  HIGH                  LOW
                1st Quarter             $22-1/2               $16-1/4
                2nd Quarter             $22-3/4               $15
                3rd Quarter             $17                   $14-3/4
                4th Quarter             $15-3/4               $10-3/4

                    1994                  HIGH                  LOW
                1st Quarter             $13-1/4               $  8-1/2
                2nd Quarter             $  9-3/8              $  7
                3rd Quarter             $  8                  $  6-1/8
                4th Quarter             $  8-1/8              $  5-7/8

   On March 3, 1995, the Company had approximately 2,179 shareholders of record.

   The Company paid a cash dividend of $.05 per Common Share on February 26, 1993 to holders of record on February 12, 1993 and $.05 per Common Share on February 25, 1994 to holders of record on February 11, 1994. Under the Company's bank revolving credit/term loan agreement, dividends may only be declared if the Company's net income for the previous 12 months exceeds $2,000,000 and such dividends, together with all other dividends paid within the last 12 months, do not exceed 15% of the Company's net income for such 12-month period.

ITEM 6.  SELECTED FINANCIAL DATA.

   The following table presents selected financial and operating data of the Company and is qualified in its entirety by the more detailed Financial
Statements presented elsewhere in this Annual Report.

                                                          (in thousands, except per share data(1))

                                                                         FISCAL YEAR(2)
                                                   -------------------------------------------------------
                                                     1994        1993        1992        1991        1990
                                                   -------------------------------------------------------
Sales                                              $84,169     $66,688     $53,028     $39,516     $33,768
Income:
   Before Extraordinary Item                         2,481       3,494       3,980       2,615       1,964
   Extraordinary Gain                                  484           -           -           -           -
   Total                                             2,965       3,494       3,980       2,615       1,964
Earnings per share(1):
   Before Extraordinary Item                           .34         .45         .52         .38         .27
   Extraordinary Gain                                  .07           -           -           -           -
   Total                                               .41         .45         .52         .38         .27
Long-Term Debt                                      28,600      23,000      23,000           -         236
Total Assets                                        70,858      66,598      62,068      31,659      20,002
Dividends per share(1)                                 .05         .05        .035         .03           -

(1) Per share data is adjusted to reflect the 1-for-3 reverse stock split which was effective April 29, 1991, and the 2-for-1 stock split on April 13, 1992.

(2) Ended January 1, 1995, January 2, 1994, January 3, 1993, December 29, 1991 and December 30, 1990.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

   The following table sets forth as a percentage of sales certain items appearing in the Registrant's statement of income.

                                                                                            FISCAL YEAR(1)
                                                                      --------------------------------------------------------
                                                                               1994            1993(2)          1992(2)
                                                                      --------------------------------------------------------
                  Sales                                                       100.0%           100.0%           100.0%

                  Cost of Sales:
                      Food and Beverages                                       28.7             28.2             28.6
                      Labor                                                    37.3             35.0             33.8
                      Restaurant Operating Expenses                            16.1             15.8             15.2
                      Restaurant Depreciation and Amortization                  6.0              6.1              3.7
                  Total Cost of Sales                                          88.1             85.1             81.3

                  Restaurant Operating Income                                  11.9             14.9             18.7

                  Other (Income) Expenses:
                      General and Administrative                                5.4              5.5              6.8
                      Interest Expense                                          2.1              1.7              0.4
                      Interest and Other Income                                (0.1)            (0.5)            (0.5)
                  Total Other                                                   7.4              6.7              6.7

                  Income Before Income Taxes and Extraordinary Item             4.5              8.2             12.0

                  Income Taxes Before Extraordinary Item                        1.5              3.0              4.5

                  Income Before Extraordinary Item                              3.0              5.2              7.5

                  Gain from Extraordinary Item, Net of Income Taxes             0.5                -                -

                  Net Income                                                    3.5              5.2              7.5

-----------------------
(1) The fiscal years ended on January 1, 1995, January 2, 1994 and January 3, 1993, respectively.

(2) Certain fiscal 1993 and 1992 amounts have been reclassified to conform with fiscal 1994 presentations.

1994 COMPARED WITH 1993

   Sales increased $17,480,784 or 26.2% in 1994 over 1993. The increase was primarily due to sales generated from new restaurants opened during fiscal 1994 and those opened late in fiscal 1993. The 1994 openings included units in Bethesda, Maryland; Tampa and Orlando, Florida; Cincinnati, Ohio; Atlanta, Georgia; and Detroit, Michigan. Same store sales declined 3.4% for the year but showed improvement during the second half of the year and ended with fourth quarter sales matching fourth quarter 1993 sales.

   Restaurant operating income as a percent of sales decreased to 11.9% in 1994 as compared to 14.9% in 1993. The decline was primarily due to a moderate increase in commodity costs for raw materials and below company average sales volumes in some of the newer stores. Food and beverage costs as a percentage of sales increased from 28.2% in 1993 to 28.7% in 1994 primarily as a result of the commodity cost increase noted above. Labor costs increased from 35.0% in 1993 to 37.3% in 1994. Since a significant portion of our labor costs are fixed, labor expense increases as a percentage of sales as average sales volumes decline. As a result of the lower sales volumes experienced in some of the newer stores, the Company began reviewing store staffing models in 1994 and is presently testing a reduced labor staffing model in several markets. When fully implemented, the new staffing model is expected to reduce the amount of fixed labor expenses and provide more flexibility in improving the labor costs in stores with lower sales volumes.

   Restaurant operating expenses, including relatively fixed occupancy costs, were also negatively impacted by the lower sales volumes and increased from 15.8% in 1993 to 16.1% in 1994.

   Restaurant depreciation and amortization, including amortization of store pre-opening expenses, decreased as a percent of sales from 6.1% in 1993 to 6.0% in 1994. This change is the result of an increase in depreciation as a percent of sales due primarily to lower sales volume offset by a relative reduction of pre-opening expenses. Beginning January 1993 the Company began amortizing store preoperational expenses over a 12-month period as compared to the 36-month period used previously. In addition to the change in the amortization period, the Company expensed an additional $950,000 of preoperational expenses in the fourth quarter of 1993 for stores that were opened before 1993 so that accounting treatment would be consistent for all Restaurants.

   General and administrative expenses declined from 5.5% of sales in 1993 to 5.4% in 1994 primarily due to these expenses being spread over an increasing number of Restaurants.

   Interest expense increased from 1.7% of sales in 1993 to 2.1% of sales in 1994. The increase reflects interest expense incurred on the Company's revolving term note which was not drawn on in 1993 and had an average outstanding balance of $6,683,000 during 1994 and interest expense on the subordinated convertible debenture issued in October 1992 (see Liquidity and Capital Resources discussion below).

   The 1994 provision for income taxes before extraordinary items was 34.0% of income before income taxes and extraordinary items, reflecting approximately $250,000 of credits from the FICA tip tax credit.

   During the fourth quarter of 1994 the Company repurchased $2,500,000 principal of its 6 3/4% Convertible Subordinated Debentures Due 2002 in the open market for a discounted purchase price of $1,617,500 which resulted in an after tax extraordinary gain of $484,000.

1993 COMPARED WITH 1992

   Sales for 1993 increased $13,660,006 or 25.8% over sales in 1992. The increase was primarily due to the nine new units opened during the year. During 1993 two Restaurants were opened in the Cincinnati area along with Restaurants opened in Indianapolis, Detroit, Memphis, Toledo, Atlanta, Raleigh and Fairfax. Sales at the 15 Restaurants in operation during all of 1992 and 1993 decreased by 2.0%.

   Restaurant operating income as a percent of sales decreased to 14.9% in 1993 as compared to 18.7% in 1992. While food and beverage costs reduced 40 basis points as a result of more favorable pricing from suppliers, labor costs increased from 33.8% in 1992 to 35.0% in 1993. This was a result of lower average sales per Restaurant in 1993 versus 1992 due to new Restaurants not achieving sales equal to the average achieved by existing Restaurants. Because a significant portion of labor costs is fixed, labor stated as a percent of sales increases as sales per Restaurant decreases.

   Restaurant operating expenses including relatively fixed occupancy expenses were also impacted by the lower average sales noted above. Restaurant operating expenses increased from 15.2% of sales in 1992 to 15.8%.

   Restaurant depreciation and amortization expenses, including amortization of preopening expenses, increased from 3.7% in 1992 to 6.1% in 1993 primarily due to changes in the method of amortizing preopening expenses and a one-time charge of $950,000 described below. Beginning January 1993 the Company reduced the period over which store preopening costs are expensed from 36 months to 12 months. In addition, outstanding preoperational costs from Restaurants opened in 1991 and 1992 of $950,000 were expensed in the fourth quarter of 1993 so that accounting treatment would be consistent for all Restaurants. The after-tax effect of this one-time expense was $611,138.

   General and administrative expenses were 5.5% of sales as compared with 6.8% the prior year primarily due to the expenses being spread over an increased number of Restaurants. In addition, bonuses to senior management, which comprise a significant portion of compensation, were lower in 1993.

   Interest expense increased from 0.4% of sales in 1992 to 1.7% of sales reflecting interest on $23,000,000 in subordinated convertible debentures issued in October 1992 (see Liquidity and Capital Resources discussion below).

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary sources of working capital are cash flows from operations and borrowings under a revolving term note agreement which provides a $10,000,000 line of credit. At January 1, 1995, the Company had outstanding borrowings of $9,300,000 under the revolving term note agreement. Subsequent to year end on January 11, 1995, the Company completed an amendment to the revolving term note agreement which expanded the line of credit from the previous balance of $10,000,000 to a new limit of $16,300,000. $1,300,000 of the expanded credit was used for the open market purchase of the Company's outstanding Convertible Subordinated Debentures described below and the remaining $5,000,000 is available for general working capital purposes and restaurant expansion.

   During 1994 the Company opened six new units. Capital expenditures for these new units and the refurbishing and remodeling of existing units totalled $11,318,000 and were funded by cash flows of $8,450,000 from operations and borrowings from the $10,000,000 line of credit. The Company plans to open five or six units in 1995. Total cash expenditures for the 1995 expansion are estimated to be approximately $11,000,000. The Company believes that cash flow from operations together with borrowings from the expanded revolving term note agreement will be sufficient to fund the planned expansion as well as the ongoing maintenance and remodeling of existing restaurants.

   During the first quarter of 1994 the Company completed the repurchase of 500,000 of its Common Shares in accordance with a plan announced in December 1993. Approximately $6,000,000 was expended in this year for this repurchase. The Company has no plans to repurchase any additional Common Shares at this time.

   The Company completed a registered public offering of $23,000,000 in October 1992 of 6 3/4% Convertible Subordinated Debentures Due 2002. These debentures are subject to limited annual redemption by the bondholders and to limited redemption on the death of a beneficial owner. The annual redemption is capped at 5% of the original gross proceeds and occurs on each November 1.
Redemptions on death are subject to a cap of $25,000 per holder per year. Pursuant to these two redemption options the Company redeemed $1,200,000 of principal during 1994 and expects a similar principal redemption to occur in 1995. During December 1994 the Company repurchased $2,500,000 principal of these convertible subordinated debentures in the open market for a discounted purchase price of $1,617,500 with settlement dates in December 1994 and January 1995. As a result of these transactions, which were funded through additional draws on the Company's revolving term note, the remaining outstanding balance of the debentures at January 1, 1995 is $19,300,000. The Company believes that cash flow from operations and additional borrowings from the expanded revolving term note will be sufficient to fund the expected principal redemptions in 1995.

   During the first quarter of 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to the Chairman of the Board from First Union National Bank of Tennessee. The loan bears interest at such Bank's prime rate plus 1/4%, had an initial term of 18 months and is secured by a pledge of 570,000 Common Shares to the Bank. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the loan prior to calling on the Company for its guaranty. At March 3, 1995, the undiscounted fair market value of the pledged shares was approximately $4,200,000. The loan is scheduled to mature in the third quarter of 1995. The guaranty secures the loan until it is repaid or refinanced without a guaranty. The Company expects that the Chairman will repay or refinance the loan before its presently scheduled maturity. If the loan is not so repaid or refinanced, the Company would fund any obligation it incurs under the terms of its guaranty from additional borrowings under its line of credit. The Company does not believe that it will be required to make any material payment under the guaranty in 1995; however, there can be no assurance that the loan will be repaid or refinanced on terms that will not result in continuing the guaranty or in a material payment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements of the Registrant, and the related notes, together with the report of Price Waterhouse LLP dated January 24, 1995, are set forth at pages F-1 through F-14 attached hereto.

   The following table sets forth unaudited quarterly operating results for the eight fiscal quarters beginning January 3, 1993 and ending January 1, 1995.
The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected quarterly information when read in conjunction with the financial statements included elsewhere herein. The information includes all normal recurring adjustments the Company considers necessary for a fair presentation thereof in accordance with generally accepted accounting principles.

                                                  (in thousands, except per share data(1))

                                             1994(2)                  |                   1993(2)
                            ------------------------------------------|-------------------------------------------
                               1ST       2ND        3RD        4TH    |     1ST       2ND        3RD        4TH
                             QUARTER   QUARTER    QUARTER    QUARTER  |   QUARTER   QUARTER    QUARTER    QUARTER
                            ------------------------------------------|-------------------------------------------
                                                                      |
Sales                       $20,120    $20,830    $21,226    $21,993  |   $15,612   $16,464    $16,623    $17,988
Restaurant Operating                                                  |
  Income(3)                   2,473      2,159      2,452      2,924  |     2,760     2,949      2,791      1,421
Income before Income                                                  |
  Taxes and Extraordinary                                             |
  Item                        1,003        814        820      1,124  |     1,561     1,833      1,899        222
Income Before                                                         |
  Extraordinary Item            652        554        549        726  |       989     1,145      1,218        142
Extraordinary Gain (net of                                            |
  income taxes)                   -          -          -        484  |         -         -          -          -
Net Income                      652        554        549      1,210  |       989     1,145      1,218        142
Earnings per share(1)                                                 |
  Before Extraordinary                                                |
    Item                        .09        .08        .07        .10  |       .13       .15        .16        .01
  Extraordinary Gain              -          -          -        .07  |         -         -          -          -
  Total                         .09        .08        .07        .17  |       .13       .15        .16        .01

-----------------------
(1) Adjusted for stock splits; see Note 1 under the heading "Fiscal Year
    Results."

(2) Certain amounts related to fiscal 1993 and the first three quarters of fiscal 1994 have been reclassified to conform to fiscal 1994 fourth quarter presentations.

(3) Represents sales less food and beverages, labor, restaurant operating expenses and depreciation and amortization.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    The information required by this item was previously reported by the Registrant in Item 5 of the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended April 4, 1993 (Commission File No. 0-16806).

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding the Registrant's directors is set forth at "ELECTION OF DIRECTORS; Nominees for Election as Directors" in the Registrant's Proxy Statement for its 1995 Annual Meeting of Shareholders dated March 17, 1995 (the "1995 Proxy Statement") which information is incorporated herein by reference. Information regarding the Registrant's executive officers is set forth in PART I of this report at "Supplemental Item. Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is set forth at "COMPENSATION OF MANAGEMENT" in the 1995 Proxy Statement which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is set forth at "SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 1995 Proxy Statement which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is set forth at "CERTAIN TRANSACTIONS" in the 1995 Proxy Statement which information is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (A)  DOCUMENTS FILED AS PART OF THIS FORM 10-K.

         (1) Financial Statements:

             Independent Accountants' Report dated January 24, 1995

             Balance Sheet as of January 1, 1995 and January 2, 1994

             Statement of Income for the Fiscal Years Ended January 1, 1995, January 2, 1994 and January 3, 1993

             Statement of Changes in Shareholders' Equity for the Fiscal Years Ended January 1, 1995, January 2, 1994 and January 3, 1993

             Statement of Cash Flows for the Fiscal Years Ended January 1, 1995, January 2, 1994 and January 3, 1993

             Notes to Financial Statements for the Fiscal Years Ended January 1, 1995, January 2, 1994 and January 3, 1993

         (2) FINANCIAL STATEMENT SCHEDULES:

             Not applicable.

         (3) The following exhibits are filed as part of this Form 10-K.

             (3)   ARTICLES OF INCORPORATION AND BY-LAWS.

             3.1. Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 28.2 of Registrant's quarterly report on Form 10-Q for the quarterly period ended March 29, 1992; Commission File Number 0-16806).

             3.2. Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 4.5 of the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended April 1, 1990; Commission File No. 0-16806).

             (4)   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS.

             4.1. See Articles FOURTH, FIFTH and SIXTH of the Amended and Restated Articles of Incorporation of the Registrant (see
                   3.1 above).

             4.2. See Articles One, Four, Seven and Eight of the Amended and Restated Code of Regulations of the Registrant (see 3.2 above).

             4.3. Rights Agreement dated as of February 1, 1990 between the Registrant and National City Bank (incorporated by reference to Exhibit 1 of the Registrant's Form 8-A filed with the Commission on February 9, 1990; Commission File No. 0-16806).

             4.4. Amendment to Rights Agreement dated as of November 1, 1992 between the Registrant and National City Bank (incorporated by reference to Exhibit 4.4 of Registrant's annual report on Form 10-K for the fiscal year ended January 3, 1993 (the "1992 Form 10-K"); Commission File No. 0-16806).


             4.5. Letter dated October 29, 1992 from the Registrant to First Union National Bank of North Carolina (incorporated by reference to Exhibit 4.5 to the 1992 Form 10-K).

             4.6. Letter dated October 29, 1992 from National City Bank to the Registrant (incorporated by reference to Exhibit 4.6 to the 1992 Form 10-K).

             4.7. See Section 7.4 of the Loan Agreement dated as of August 26, 1991 between the Registrant and First Union National Bank of Tennessee, as amended (see 10.1, 10.2 and 10.17 below).

             4.8. Indenture dated as of October 28, 1992 between Registrant and First Union National Bank of North Carolina, as Trustee (incorporated by reference to Exhibit 2.5 of Registrant's Form 8-A filed with the Commission on November 10, 1992; Commission File Number 0-16806).

             (10) MATERIAL CONTRACTS (* Management contract or compensatory plan or arrangement.)


             10.1. Loan Agreement dated as of August 26, 1991 between the
                   Registrant and First Union National Bank of Tennessee (incorporated by reference to Exhibit 4.1 of the Registrant's quarterly report on Form 10-Q for the quarterly period ended September 29, 1991; Commission File No. 0-16806).

             10.2. First Amendment to Loan Agreement dated as of June 29, 1993 between the Registrant and First Union National Bank of Tennessee (incorporated by reference to Exhibit 10.5 of the Registrant's quarterly report on Form 10-Q for the quarterly period ended July 4, 1993 (the "2nd Quarter 1993 Form 10-Q"); Commission File No. 0-16806).

             10.3. Contingent Employment Agreement dated as of January 16, 1990 between G. Arthur Seelbinder and the Registrant (incorporated by reference to Exhibit 10.44 of Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1989 (the "1989 Form 10-K"; Commission File No. 0-16806).

             10.4. Contingent Employment Agreement dated as of January 16, 1990 between Glenn W. Cockburn and the Registrant (incorporated by reference to Exhibit 10.45 of the 1989 Form 10-K).*

             10.5. Contingent Employment Agreement dated as of January 16, 1990 between William Z. Esch and the Registrant (incorporated by reference to Exhibit 10.46 of the 1989 Form 10-K).*

             10.6. Contingent Employment Agreement dated as of January 16, 1990 between Margaret A. Epperson and the Registrant (incorporated by reference to Exhibit 10.47 of the 1989 Form 10-K).*

             10.7. The Registrant's 1988 Employee Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.12 of the Registrant's annual report on Form 10-K for the fiscal year ended December 29, 1991 (the "1991 Form 10-K", Commission File No. 0-16806).*

             10.8. The Registrant's 1988 Directors Stock Option Plan, as
                   amended and restated (incorporated by reference to Exhibit
                   10.13 to the 1991 Form 10-K).*

             10.9. The Registrant's 1992 Employee Stock Option Plan (incorporated by reference to Exhibit 10.14 to the 1991 Form 10-K).*

             10.10. The Registrant's 1992 Directors Stock Option Plan
                    (incorporated by reference to Exhibit 10.15 to the 1991 Form 10-K).*

             10.11. The Registrant's 1988 Directors Stock Option Plan, as
                    amended and restated (incorporated by reference to Exhibit
                    10.15 of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1994 (the "1993 Form 10-K") Commission File No. 0-16806).*

             10.12. The Registrant's 1992 Directors Stock Option Plan, as
                    amended and restated (incorporated by reference to Exhibit
                    10.16 of the 1993 Form 10-K).*

             10.13. Guaranty and Suretyship Agreement dated March 22, 1994 between the Registrant and First Union National Bank of Tennessee (incorporated by reference to Exhibit 10.17 of the 1993 Form 10-K).

             10.14. Promissory Note dated October 7, 1994 (sic) from G. Arthur
                    Seelbinder to Registrant (incorporated by reference to Exhibit 10.18 of the 1993 Form 10-K).

             10.15. Contingent Employment Agreement dated as of January 26,
                    1995 between Phillip L. Pritchard and the Registrant.*

             10.16. Separation Agreement and General Release dated October 26,
                    1994 between Registrant and William Z. Esch.*

             10.17. Second Amendment to Loan Agreement dated January 11, 1995 between Registrant and First Union National Bank of
                    Tennessee.

             (16)   LETTER RE CHANGE IN CERTIFYING ACCOUNTANT.

             16.1 Letter dated May 18, 1993 from Deloitte & Touche to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the 2nd Quarter 1993 Form 10-Q).

             (23)   CONSENTS OF EXPERTS AND COUNSEL.

             23.1.  Consent of Deloitte & Touche LLP.

             23.2   Consent of Price Waterhouse LLP.

             (24)   POWERS OF ATTORNEY.

             24.1.  Powers of Attorney.

             24.2. Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney.

             (27)   FINANCIAL DATA SCHEDULE.

             27.1.  Financial Data Schedule.

    (B)  REPORTS ON FORM 8-K.

         No current report on Form 8-K was filed by the Registrant during the fourth quarter of fiscal 1994.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1995

                                COOKER RESTAURANT CORPORATION
                                (the "Registrant")


                                By:  /s/ G. Arthur Seelbinder
                                    -----------------------------------
                                    G. Arthur Seelbinder
                                    Chairman of the Board,
                                    Chief Executive Officer and Director
                                    (principal executive officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                 TITLE                                DATE

 /s/ G. Arthur Seelbinder               Chairman of the Board,                          March 30, 1995
---------------------------------       Chief Executive Officer and Director
 G. Arthur Seelbinder                   (principal executive officer)


 /s/ Phillip L. Pritchard*              President, Chief Operating                      March 30, 1995
---------------------------------       Officer and Director
 Phillip L. Pritchard

 /s/ Glenn W. Cockburn*                 Senior Vice President - Operations              March 30, 1995
---------------------------------       and Director
 Glenn W. Cockburn

 /s/ Charles G. Ernst                   Acting Principal Accounting Officer             March 30, 1995
---------------------------------
 Charles G. Ernst

 /s/ Joseph E. Madigan*                 Director                                        March 30, 1995
---------------------------------
 Joseph E. Madigan

 /s/ Robin V. Holderman*                Director                                        March 30, 1995
---------------------------------
 Robin V. Holderman

 /s/ David T. Kollat*                   Director                                        March 30, 1995
---------------------------------
 David T. Kollat

 /s/ David L. Hobson*                   Director                                        March 30, 1995
---------------------------------
 David L. Hobson

 *By: /s/ G. Arthur Seelbinder
---------------------------------
 G. Arthur Seelbinder
 Attorney-in-Fact

                         COOKER RESTAURANT CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                            Page
                                                                                                            ----
Report of Independent Accountants.........................................................................   F-1

Balance Sheet at January 1, 1995 and January 2, 1994......................................................   F-2

Statement of Income for the fiscal years ended January 1, 1995, January 2, 1994
and January 3, 1993.......................................................................................   F-3

Statement of Changes in Shareholders' Equity for the fiscal years ended January 1, 1995,
January 2, 1994 and January 3, 1993.......................................................................   F-4

Statement of Cash Flows for the fiscal years ended January 1, 1995, January 2, 1994 and
January 3, 1993..........................................................................................    F-5

Notes to Financial Statements............................................................................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Shareholders of Cooker Restaurant Corporation


In our opinion, the accompanying balance sheet and the related statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Cooker Restaurant Corporation (the Company) at January 1, 1995 and January 2, 1994, and the results of its operations and its cash flows for the fiscal years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The financial statements of Cooker Restaurant Corporation for the fiscal year ended January 3, 1993 were audited by other independent accountants whose report dated February 5, 1993 expressed an unqualified opinion on those statements.



PRICE WATERHOUSE LLP


Columbus, Ohio
January 24, 1995

COOKER RESTAURANT CORPORATION
BALANCE SHEET
JANUARY 1, 1995 AND JANUARY 2, 1994
--------------------------------------------------------------------------------

                                                     January 1,         January 2
                                                        1995               1994
                ASSETS

Current assets:
   Cash                                             $ 1,855,676        $ 3,046,679
   Short-term investments                                   -              359,991
   Accounts receivable                                  308,507          1,131,457
   Refundable income taxes                                6,396            406,184
   Inventory                                            829,998            638,191
   Preoperational costs                                 677,723          1,570,905
   Prepaid expenses and other
     current assets                                     662,345            794,216
                                                    -----------        -----------
          Total current assets                        4,340,645          7,947,623

Property and equipment                               64,481,038         56,257,148

Other assets                                          2,036,691          2,392,940
                                                    -----------        -----------
                                                    $70,858,374        $66,597,711
                                                    ===========        ===========

  LIABILITIES AND SHAREHOLDERS'
            EQUITY

Current liabilities:
   Accounts payable                                 $ 3,268,623        $ 2,996,668
   Accrued salaries and wages                         2,273,877          1,784,187
   Gift certificates payable                            567,059            541,621
   Sales tax payable                                    442,300            366,209
   Accrued property taxes                               484,371            466,999
   Accrued interest                                           -            388,125
   Income taxes payable                                 639,894            252,542
   Deferred income taxes                                 79,047            383,825
                                                    -----------        -----------
          Total current liabilities                   7,755,171          7,180,176

Long-term debt                                       28,600,000         23,000,000

Deferred income taxes                                   594,857            449,329
                                                    -----------        -----------
          Total liabilities                          36,950,028         30,629,505
                                                    -----------        -----------
Shareholders' equity
   Common shares - without par value; authorized,
      30,000,000 shares; issued 7,651,344 and
      7,645,931 shares at January 1, 1995 and
      January 2, 1994, respectively                  26,003,475         25,974,614
   Retained earnings                                 13,939,087         11,340,279
   Treasury stock, at cost, 500,000 and
      104,848 shares at January 1, 1995 and
      January 2, 1994, respectively                  (6,034,216)        (1,346,687)
                                                    -----------        -----------
                                                     33,908,346         35,968,206
                                                    -----------        -----------
                                                    $70,858,374        $66,597,711
                                                    ===========        ===========




   The accompanying notes are an integral part of the financial statements.


COOKER RESTAURANT CORPORATION
STATEMENT OF INCOME
FISCAL YEARS ENDED JANUARY 1, 1995, JANUARY 2, 1994 AND JANUARY 3, 1993
--------------------------------------------------------------------------------
                                                  January 1,             January 2,           January 3,
                                                    1995                   1994                 1993
Sales                                            $84,168,854            $66,688,070          $53,028,064
                                                 -----------            -----------          -----------
Cost of sales:
   Food and beverages                             24,193,168             18,780,248           15,181,025
   Labor                                          31,388,592             23,384,540           17,943,943
   Restaurant operating expenses                  13,549,309             10,539,825            8,061,789
   Restaurant depreciation and
      amortization                                 5,030,240              4,062,795            1,947,579
                                                 -----------            -----------          -----------
                                                  74,161,309             56,767,408           43,134,336
                                                 -----------            -----------          -----------
   Restaurant operating income                    10,007,545              9,920,662            9,893,728
                                                 -----------            -----------          -----------

Other expenses (income):
   General and administrative                      4,532,493              3,668,914            3,605,578
   Interest expense                                1,786,685              1,105,065              220,573
   Interest and other income                         (72,464)              (368,236)            (292,577)
                                                 -----------            -----------          -----------
                                                   6,246,714              4,405,743            3,533,574
                                                 -----------            -----------          -----------

Income before income taxes and
   extraordinary item                              3,760,831              5,514,919            6,360,154

Provision for income taxes before
   extraordinary item                              1,279,534              2,021,000            2,380,154
                                                 -----------            -----------          -----------

Income before extraordinary item                   2,481,297              3,493,919            3,980,000

Extraordinary gain, net of income taxes              484,000                    -                    -
                                                 -----------            -----------          -----------

Net income                                       $ 2,965,297            $ 3,493,919          $ 3,980,000
                                                 ===========            ===========          ===========

Earnings per common share:
   Before extraordinary item                            $.34                   $.45                 $.52
   Extraordinary item                                    .07                    -                    -
                                                 -----------            -----------          -----------

   Total                                                $.41                   $.45                 $.52
                                                 ===========            ===========          ===========
Weighted average number of common
   shares and common equivalent
   shares outstanding                              7,254,115              7,846,383            7,714,606
                                                 ===========            ===========          ===========



    The accompanying notes are an integral part of the financial statements.


COOKER RESTAURANT CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FISCAL YEARS ENDED JANUARY 1, 1995, JANUARY 2, 1994 AND JANUARY 3, 1993
--------------------------------------------------------------------------------
                                   Common Shares                               Treasury Stock
                            -------------------------      Retained     ---------------------------
                               Shares       Amounts        Earnings       Shares        Amounts          Total
                            -----------  ------------    -----------    ----------  ---------------   -----------
Balance, Dec. 29, 1991       7,420,532    $23,720,142    $ 4,505,556           -                -     $28,225,698

  Issuance of common
     shares under stock
     option plans              170,358      1,025,824            -             -                -       1,025,824
  Tax benefits of stock
     options exercised             -          647,000            -             -                -         647,000
  Dividends paid -
     $.035 per share               -              -         (259,719)          -                -        (259,719)
  Net income                       -              -        3,980,000           -                -       3,980,000
                             ---------    -----------    -----------       -------     ------------   -----------
Balance, Jan. 3, 1993        7,590,890     25,392,966      8,225,837           -                -      33,618,803

  Purchase of treasury
     stock                         -              -              -         104,848     $ (1,346,687)   (1,346,687)
  Issuance of common
     shares under stock
     option plans               55,041        337,343            -             -                -         337,343
  Tax benefits of stock
     options exercised             -          244,305            -             -                -         244,305
  Dividends paid -
     $.05 per share                -              -         (379,477)          -                -        (379,477)
  Net income                       -              -        3,493,919           -                -       3,493,919
                             ---------    -----------    -----------       -------     ------------   -----------
Balance, Jan. 2, 1994        7,645,931     25,974,614     11,340,279       104,848       (1,346,687)   35,968,206

  Purchase of treasury
     stock                         -              -              -         395,152       (4,687,529)   (4,687,529)
  Issuance of common
     shares under stock
     option plans                5,413         22,465            -             -                -          22,465
  Tax benefits of stock
     options exercised             -            6,396            -             -                -           6,396
  Dividends paid -
     $.05 per share                -              -         (366,489)          -                -        (366,489)
  Net income                       -              -        2,965,297           -                -       2,965,297
                             ---------    -----------    -----------       -------     ------------   -----------
Balance, Jan. 1, 1995        7,651,344    $26,003,475    $13,939,087       500,000     $ (6,034,216)  $33,908,346





   The accompanying notes are an integral part of the financial statements.


COOKER RESTAURANT CORPORATION
STATEMENT OF CASH FLOWS
PAGE 1 OF 2
FISCAL YEARS ENDED JANUARY 1, 1995, JANUARY 2, 1994 AND JANUARY 3, 1993
--------------------------------------------------------------------------------
                                                   January 1,            January 2,          January 3,
                                                      1995                  1994                1993
Cash flows from operating activities:
  Cash received from customers                    $84,991,804           $ 65,917,020        $ 52,960,045
  Cash paid to suppliers and employees            (73,541,527)           (57,748,459)        (45,833,392)
  Interest received                                    72,464                368,236             222,910
  Interest paid                                    (2,174,810)            (1,007,145)                -
  Income taxes paid                                  (894,714)            (1,168,607)         (2,369,734)
                                                  -----------           ------------        ------------

         Net cash provided by
           operating activities                     8,453,217              6,361,045           4,979,829
                                                  -----------           ------------        ------------

Cash flows from investing activities:
  Purchases of property and equipment             (11,318,138)           (23,627,049)        (16,401,223)
  Sales of property and equipment                     206,250                108,301                 -
  Net decrease (increase) in short-term
    investments                                       748,558             18,627,996         (15,197,414)
  Advances to related party                               -                 (375,000)                -
  Payments from related party                             -                  375,000                 -
                                                  -----------           ------------        ------------

         Net cash used in
           investing activities                   (10,363,330)            (4,890,752)        (31,598,637)
                                                  -----------           ------------        ------------

Cash flows from financing activities:
  Proceeds from issuance of
    convertible debentures                                -                      -            23,000,000
  Proceeds from borrowings                          9,300,000                    -                   -
  Redemption of debentures                         (1,200,000)                   -                   -
  Repurchase of debentures                           (975,000)                   -                   -
  Exercise of stock options                            22,465                337,343           1,025,824
  Dividends paid                                     (366,489)              (379,477)           (259,719)
  Advances to employee stock
    ownership plan                                    (27,650)              (158,495)                -
  Purchases of treasury stock                      (6,034,216)                   -                   -
                                                  -----------           ------------        ------------

         Net cash provided by (used in)
           financing activities                       719,110               (200,629)         23,766,105
                                                  -----------           ------------        ------------

Net (decrease) increase in cash                    (1,191,003)             1,269,664          (2,852,703)

Cash at beginning of period                         3,046,679              1,777,015           4,629,718
                                                  -----------           ------------        ------------

Cash at end of period                             $ 1,855,676           $  3,046,679        $  1,777,015
                                                  ===========           ============        ============

        The accompanying notes are an integral part of the financial statements.


COOKER RESTAURANT CORPORATION
STATEMENT OF CASH FLOWS
PAGE 2 OF 2
FISCAL YEARS ENDED JANUARY 1, 1995, JANUARY 2, 1994 AND JANUARY 3, 1993
--------------------------------------------------------------------------------
                                                   January 1,            January 2,          January 3,
                                                      1995                  1994                1993
Reconciliation of net income to net cash
  provided by operating activities:
    Net income                                    $ 2,965,297           $ 3,493,919         $ 3,980,000
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Gain on repurchase of
           debentures, net of income taxes           (484,000)                  -                   -
         Depreciation and amortization              5,464,225             4,481,769           2,179,446
         Decrease (increase) in accounts
           receivable                                 822,950              (771,050)            (68,019)
         Decrease (increase) in refundable
           income taxes                               406,184               667,121            (182,000)
         (Increase) in inventory                     (191,807)             (206,726)           (156,504)
         (Increase) in preoperational costs        (1,348,087)           (2,440,602)         (1,074,653)
         (Increase) decrease in prepaid
           expenses and other current
           assets                                    (268,129)              173,235            (414,478)
         (Increase) decrease in other assets         (131,397)              130,060          (1,145,302)
         Increase in accounts payable               1,018,879               251,409             369,778
         Increase in accrued salaries and
           wages                                      489,690                14,234             817,216
         Increase in gift certificates
           payable                                     25,438               151,018             152,646
         Increase in sales tax payable                 76,091                 6,508             129,792
         Increase in accrued property taxes            17,372               126,958             160,282
         (Decrease) increase in accrued
           interest                                  (388,125)               97,920             290,205
         Increase (decrease) in income
           taxes payable                              137,886                85,118            (309,580)
         (Decrease) increase in deferred
           income taxes                              (159,250)              100,154             251,000
                                                  -----------           -----------         -----------
Net cash provided by operating activities         $ 8,453,217           $ 6,361,045         $ 4,979,829
                                                  ===========           ===========         ===========



   The accompanying notes are an integral part of the financial statements.

COOKER RESTAURANT CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

    Cooker Restaurant Corporation (the Company) owns and operates 35 restaurants in Tennessee, Ohio, Indiana, Kentucky, Michigan, Florida, Georgia, North Carolina, Virginia, and Maryland which have been developed under the Cooker concept.

    Fiscal year. The Company's fiscal year ends on the Sunday closest to December 31 of each year. Fiscal years 1994 and 1993 consisted of 52 weeks. Fiscal year 1992 consisted of 53 weeks.

    Short-term investments. Short-term investments consist primarily of municipal bonds and are stated at cost which approximates market.

    Inventories. Inventories consist primarily of food and beverages, and are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

    Preoperational costs. Preoperational costs consist primarily of costs for employee training and relocation and supplies incurred in connection with the opening of each restaurant. These costs are accumulated to the date the restaurant is opened and are amortized on the straight-line method over one year commencing from that date. Prior to fiscal 1993, preoperational costs were amortized on the straight-line method over three years. This change in estimate decreased fiscal 1993 net income by $611,138 or $.08 per share. Accumulated amortization of preoperational costs was $710,900 and $630,432 at January 1, 1995 and January 2, 1994, respectively.

    Property and equipment. Property and equipment, including capital improvements, are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the improvements or the remaining lease term.

    Maintenance and repairs are charged directly to expense as incurred. When property and equipment are sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and the resulting gains or losses are reported in operations.

    Interest is capitalized in connection with the construction of new restaurants. Capitalized interest is amortized over the asset's estimated useful life. Interest costs of $291,229, $428,918 and $69,632 were capitalized in fiscal 1994, 1993 and 1992, respectively.

    Deferred financing costs. Deferred financing costs are being amortized over the term of the related debt.

    Prepaid lease. Prepaid lease represents prepayment of a long-term land lease and is being amortized over the lease term.

    Income taxes. During fiscal 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The effect of adoption of this standard was immaterial. In fiscal 1992, income taxes were accounted for in accordance with Statement of Financial Accounting Standards No. 96.

    Earnings per share. Earnings per share is calculated using the weighted average number of common shares outstanding including common share equivalents, which consist of stock options. The convertible subordinated debentures have not been included as common share equivalents due to their antidilutive effect.

    Reclassifications. Certain fiscal 1993 and 1992 amounts have been reclassified to conform with fiscal 1994 presentations.

COOKER RESTAURANT CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                              January 1,               January 2,
                                                                 1995                     1994
                                                             -----------              -----------
Land                                                         $17,511,650              $16,900,040
Buildings and leasehold improvements                          39,134,862               30,702,482
Furniture, fixtures and equipment                             15,961,079               12,889,163
Construction in progress                                         857,820                2,171,841
Land held for sale                                             1,089,539                  914,000
                                                             -----------              -----------

                                                              74,554,950               63,577,526

Less accumulated depreciation and
   amortization                                              (10,073,912)              (7,320,378)
                                                             -----------              -----------

                                                             $64,481,038              $56,257,148
                                                             ===========              ===========

3.  OTHER ASSETS
    Other assets consist of the following:
                                                              January 1,               January 2,
                                                                 1995                     1994
                                                             -----------              -----------
Deferred financing costs, net of
  accumulated amortization of $464,614
  and $183,602                                               $   752,763              $ 1,033,775

Prepaid lease, net of accumulated
  amortization of $32,500 and $19,500                            617,500                  630,500

Advances to Employee Stock Ownership Plan                        297,828                  270,178

Liquor licenses, net of accumulated
  amortization of $72,944 and $57,910                            223,564                  238,598

Note receivable from sale of land                                    -                    206,250

Other                                                            145,036                   13,639
                                                             -----------              -----------

                                                             $ 2,036,691              $ 2,392,940
                                                             ===========              ===========

COOKER RESTAURANT CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.  LONG-TERM DEBT

    Long-term debt consists of the following:
                                                                 January 1,            January 2,
                                                                    1995                  1994
                                                                -----------           -----------
Convertible subordinated debentures                             $19,300,000           $23,000,000

Revolving line of credit                                          9,300,000                   -
                                                                -----------           -----------

                                                                $28,600,000           $23,000,000
                                                                ===========           ===========


    In October 1992, the Company issued $23,000,000 of convertible subordinated debentures (the "Debentures") maturing October 1, 2002. The Debentures bear interest at 6 3/4% which is payable quarterly on the first day of each January, April, July and October beginning January 1, 1993 through
    maturity.   The Debentures are convertible at any time before maturity,
    unless previously   redeemed, into common shares of the Company at a
    conversion price of $21.5625 per share, subject to adjustment for stock splits. The Debentures are subordinated to all existing and future Senior Indebtedness, as defined in the prospectus.


    At the holder's option, the Company is obligated to redeem Debentures tendered during the period from August 1 through October 1 of each year, commencing August 1, 1994, at 100% of their principal amount plus accrued interest, subject to an annual aggregate maximum of $1,150,000. During the year ended January 1, 1995, the Company redeemed the annual aggregate maximum amount required by the holder's option. The Company is also required to redeem Debentures at 100% of their principal plus accrued interest in the event of death of a Debenture holder up to a maximum of $25,000 per year per deceased Debenture holder. The Company redeemed approximately $50,000 of Debentures during fiscal 1994 subject to this provision.

    The Debentures are also redeemable at any time on or after October 1, 1994 at the option of the Company, in whole or in part, at declining premiums. In addition, upon the occurrence of certain changes of control of the Company, the Company is obligated to purchase Debentures at the holder's option at par plus accrued interest.

    In December 1994, the Company recorded an extraordinary gain of $733,500 ($484,000 after taxes) in connection with the repurchase of $2,500,000 principal amount of the Debentures. The purchase price was financed through funds available under the Revolving Credit and Term Loan.

    The Company has a Revolving Credit and Term Loan Agreement (the Agreement) with a bank for borrowings up to $10,000,000 at January 1, 1995. The Agreement is secured by certain properties owned by the Company and a life insurance policy on the Chairman of the Board. Interest was payable quarterly at the bank's prime rate plus 1/4% (8.75% at January 1, 1995).

    On January 11, 1995, the Agreement was amended to increase the Company's borrowing limit from $10,000,000 to $16,300,000 during fiscal 1995, $1,300,000 of which is to be used to reduce the outstanding balance of Debentures. Beginning January 1, 1996, borrowing availability will be reduced by $250,000 or $300,000 per calendar quarter, depending on the maximum borrowings during fiscal 1995. Interest on borrowings under the amended Agreement will be determined at the Company's option at (a) the bank's prime rate less 1/4%; or (b) LIBOR plus 150 basis points. These rates will be increased to the bank's prime rate or LIBOR plus 200 basis points, respectively, depending on the Company's compliance with covenants and a defined fixed charge coverage ratio. Borrowings are due on November 1, 1997.

    The Agreement, as amended, contains covenants that provide for, among other things, certain minimum requirements as to net worth and fixed charge coverage and limitations on new restaurant expansions and indebtedness. In addition, dividends shall not exceed 15% of the prior year's net income provided also that net income of the prior year exceeds $2,000,000.

COOKER RESTAURANT CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.  SHAREHOLDERS' EQUITY

    The Company has authorized 5,000,000 preferred shares, none of which has been issued.

    In January 1990, the Board of Directors approved a Shareholder Rights Plan, as amended, which provides that, in the event that a third party purchases 20% or more of total outstanding stock of the Company, a dividend distribution of one and one-half rights for each outstanding common share will be made. These rights expire ten years from date of issuance, if not earlier redeemed by the Company, and entitle the holder to purchase, under certain conditions, preferred shares or common shares of the Company. As of January 1, 1995, approximately 10,727,016 rights were outstanding.

6.  INCOME TAXES

    The provision for income taxes for the following fiscal years consists of:

                                            January 1,              January 2,           January 3,
                                               1995                    1994                 1993
                                           -----------             -----------          -----------
Current taxes:
  Federal                                  $ 1,037,284             $ 1,453,000          $ 1,579,154
  State and local                              401,500                 468,000              550,000
                                           -----------             -----------          -----------
                                             1,438,784               1,921,000            2,129,154
Deferred taxes                                (159,250)                100,000              251,000
                                           -----------             -----------          -----------

Provision for income taxes before
  extraordinary item                         1,279,534               2,021,000            2,380,154

Provision for income taxes on
  extraordinary item                           249,466                     -                    -
                                           -----------             -----------          -----------

Provision for income taxes                 $ 1,529,000             $ 2,021,000          $ 2,380,154
                                           ===========             ===========          ===========


A reconciliation of the differences between income taxes calculated at the Federal statutory tax rate and the provision for income taxes before extraordinary item is as follows:

                                                               Fiscal year ended
                                           --------------------------------------------------------
                                            January 1,              January 2,           January 3,
                                               1995                    1994                 1993
                                           -----------             -----------          -----------
Income tax expense on income
  before extraordinary item based
  on the Federal statutory rate            $ 1,278,683             $ 1,875,028          $ 2,162,452
State taxes, net of federal tax
  benefit                                      264,990                 258,000              217,702
FICA tip tax credit                           (250,000)                    -                    -
Tax-exempt income and other                    (14,139)               (112,028)                 -
                                           -----------             -----------          -----------

                                           $ 1,279,534             $ 2,021,000          $ 2,380,154
                                           ===========             ===========          ===========

COOKER RESTAURANT CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Deferred income taxes are recorded based upon the difference between the financial statements and tax bases of assets and liabilities. Deferred tax assets and liabilities at January 1, 1995 and January 2, 1994 consist of the following:

                                               January 1,           January 2,
                                                  1995                 1994
                                               ----------           ----------
Deferred tax assets:

  Accrued vacation                             $  65,060            $  73,100
  Accrued health insurance                        56,173                9,279
  State and local taxes                            2,005               39,763
  Liquor license fees                             14,328               28,657
                                               ---------            ---------

Gross deferred tax assets                        137,566              150,799
                                               ---------            ---------

Deferred tax liabilities:

  Preoperational costs                          (216,613)            (520,295)
  Property and equipment                        (594,857)            (463,658)
                                               ---------            ---------

Gross deferred tax liabilities                  (811,470)            (983,953)
                                               ---------            ---------

Net liability                                  $(673,904)           $(833,154)
                                               =========            =========




7.  EMPLOYEE STOCK OWNERSHIP PLAN

    In 1989, the Company established an Employee Stock Ownership Plan (the "ESOP" or the "Plan"). All employees who have reached the age of 21 years are participants in the Plan. Participants vest in the Plan based upon a graduated schedule providing 20 percent after three years of service and each year thereafter, with full vesting after seven years.

    The amount and frequency of contributions to the Plan are at the discretion of the Company. In fiscal 1992, the Company contributed $60,000 to the ESOP. No contributions were made to the ESOP during fiscal 1994 or fiscal 1993. Dividends on shares held by the ESOP are used to reduce the Company's receivable from the ESOP prior to allocation to ESOP participant accounts. Shares forfeited due to participant withdrawals from the ESOP during fiscal 1994 and 1993 have been reallocated to remaining participants as of the end of the respective plan years.

    As of January 1, 1995, the ESOP owns 362,633 of the Company's common shares all of which have been allocated to eligible participants.

8. STOCK OPTION PLANS

    The Company has employee stock option plans adopted in 1988 (1988 Plan) and 1992 (1992 Plan). Under these plans, employees and nonmanagement directors are granted stock options and stock appreciation rights as determined by a committee appointed by the Board of Directors (the Committee). Each option permits the holder to purchase one share of common stock of the Company at the stated exercise price up to ten years from the date of grant. The stated exercise price is the market value of the stock on the date of grant. Options vest at a rate of 25% per year. The Company has reserved 620,000 and 600,000 common shares for issuance to employees and 73,334 and 200,000 common shares for issuance to nonmanagement directors under the 1988 Plan and 1992 Plan, respectively.

COOKER RESTAURANT CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Changes in the number of shares under the stock option plans are summarized as follows:

                                                                   Options                         Price
                                                                  --------                   -----------------
       Balance at December 29, 1991                                686,340                   $ 4.03  -  $11.18
         Granted                                                    27,340                         17.75
         Cancelled                                                  (7,780)                    4.03  -    4.41
         Exercised                                                (170,358)                    4.03  -   11.18
                                                              ------------                   -----------------
       Balance at January 3, 1993                                  535,542                     4.03  -   17.75
         Granted                                                   281,750                    17.75  -   21.75
         Cancelled                                                    (708)                    4.03  -    4.41
         Exercised                                                 (55,041)                    4.03  -   11.19
                                                              ------------                   -----------------
       Balance at January 2, 1994                                  761,543                     4.03  -   21.75
         Granted                                                   775,161                     6.63  -   12.88
         Cancelled                                                (633,983)                    4.03  -   21.75
         Exercised                                                  (5,413)                    4.03  -    4.41
                                                              ------------                   -----------------
       Balance at January 1, 1995                                  897,308                   $ 4.03  -  $21.75
                                                              ============                   =================


    At January 1, 1995, options to purchase 246,466 common shares were exercisable.

    During fiscal 1994, the Committee changed the exercise price of certain options through the authorization of the surrender and cancellation of 541,000 options and the reissuance of 397,990 options under the 1988 and 1992 Plans. The remaining 143,010 cancelled options were made available for subsequent reissuance.

9.  LEASES

    The Company leases buildings for certain of its restaurants and its Corporate office facility under long-term operating leases which expire over the next twenty-four years. In addition to the minimum rental for these leases, the Company also pays, in certain instances, additional rent based on a percentage of sales, and its pro rata share of the lessor's direct operating expenditures. Several of the leases provide for option renewal periods and scheduled rent increases. Rental expense totalled $1,636,687, $1,393,976, and $1,400,605, including percentage rent of
    $246,684, $244,900, and $287,655 for the fiscal years ended January 1, 1995, January 2, 1994, and January 3, 1993, respectively.

COOKER RESTAURANT CORPORATION
NOTES TO FINANCIAL STATEMENTS



       Minimum rental commitments for noncancelable leases as of January 1, 1995 are as follows:

              Fiscal Year Ending                 Amount
              ------------------              -----------
                   1995                       $ 1,369,677
                   1996                         1,347,802
                   1997                         1,351,377
                   1998                         1,372,331
                   1999                         1,398,451

                   Thereafter                  13,940,763
                                              -----------

                                              $20,780,401
                                              ===========



10. COMMON STOCK

    On February 27, 1992, the Company announced a two-for-one common stock split, payable April 13, 1992 to shareholders of record on March 20, 1992. Accordingly, common share and per share amounts have been retroactively adjusted to reflect the stock split.

11. SUPPLEMENTAL CASH FLOW INFORMATION

    During fiscal 1993, the Company acquired treasury stock of $1,346,687 which is included in accounts payable at January 2, 1994. Also, as described in
    Note 4, $642,500 related to the repurchase of Debentures is included in accounts payable at January 1, 1995.

    In fiscal 1994 and 1993, the Company received tax benefits from the exercise of stock options totalling $6,396 and $244,305, respectively.

12. RELATED PARTIES

    During October 1993, the Company advanced $375,000 to the Chairman of the Board. This advance bore interest at 7%. Principal and interest were repaid in December 1993 and March 1994, respectively.

    During February 1994, the Board of Directors authorized the Company to guarantee $5,000,000 of personal indebtedness to the Chairman of the Board. A fee of .25% per annum is charged on the amount of the guarantee.

COOKER RESTAURANT CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.    QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly financial data for fiscal year 1994 and 1993 are summarized as follows:

                                                    First            Second            Third           Fourth
        1994 (b)                                   Quarter           Quarter          Quarter          Quarter
        ---------------------------------          -------           -------          -------          -------
                                                              (in thousands, except per share data)

        Sales                                      $20,120           $20,830          $21,226          $21,993
        Restaurant operating
          income (a)                                 2,473             2,159            2,452            2,924
        Income before income
          taxes and
          extraordinary item                         1,003               814              820            1,124
        Extraordinary gain (net
          of income taxes)                             -                 -                -                484
        Net income                                     652               554              549              726
        Earnings per share  before
        extraordinary
          item                                        $.09              $.08             $.07             $.10
        Earnings per share
          from extraordinary
          gain                                         -                 -                -               $.07
        Earnings per share                            $.09              $.08             $.07             $.17


                                                    First            Second            Third           Fourth
        1993 (b)                                   Quarter           Quarter          Quarter          Quarter
        ---------------------------------          -------           -------          -------          -------
                                                              (in thousands, except per share data)

        Sales                                      $15,612           $16,464          $16,623          $17,988
        Restaurant operating
          income (a)                                 2,760             2,949            2,791            1,421
        Income before income
          taxes                                      1,561             1,833            1,899              222
        Net income                                     989             1,145            1,218              142
        Earnings per share                            $.13              $.15             $.16             $.01



           (a) Sales less food and beverages, labor, restaurant operating expenses and depreciation and amortization.

           (b) Certain amounts related to fiscal 1993 and the first three quarters of fiscal 1994 have been reclassified to conform to fiscal 1994 fourth quarter presentations.



================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                            _______________________



                         COOKER RESTAURANT CORPORATION


                            _______________________



                            FORM 10-K ANNUAL REPORT


                           FOR THE FISCAL YEAR ENDED:

                                JANUARY 1, 1995



                            _______________________


                                    EXHIBITS

                            _______________________







================================================================================

                                 EXHIBIT INDEX
EXHIBIT                                                                                 NUMBER OF PAGES         INCORPORATED BY
NUMBER                                DESCRIPTION                                    IN ORIGINAL DOCUMENT+         REFERENCE

   3.1.         Amended and Restated Articles of Incorporation of
                the Registrant.                                                                 13                      *

   3.2.         Amended and Restated Code of Regulations of the
                Registrant.                                                                     12                      *

   4.1.         See Articles FOURTH, FIFTH and SIXTH of the Amended
                and Restated Articles of Incorporation of the
                Registrant (see 3.1 above).                                                     13                      *

   4.2.         See Articles One, Four, Seven and Eight of the
                Amended and Restated Code of Regulations of the
                Registrant (see 3.2 above).                                                     12                      *

   4.3.         Rights Agreement dated as of February 1, 1990
                between the Registrant and National City Bank.                                  65                      *

   4.4.         Amendment to Rights Agreement dated as of November
                1, 1992 between the Registrant and National City Bank.                           1                      *

   4.5.         Letter dated October 29, 1992 from the Registrant
                to First Union National Bank of North Carolina.                                  1                      *

   4.6.         Letter dated October 29, 1992 from National City
                Bank to the Registrant.                                                          1                      *

   4.7.         See Section 7.4 of the Loan Agreement dated as of
                August 26, 1991 between the Registrant and First
                Union National Bank of Tennessee (see 10.1, 10.2 and
                10.17 below).                                                                   45                      *

   4.8.         Indenture dated as of October 28, 1992 between
                Registrant and First Union National Bank of North
                Carolina, as Trustee.                                                           61                      *

  10.1.         Loan Agreement dated as of August 26, 1991 between
                the Registrant and First Union National Bank of
                Tennessee.                                                                      45                      *

  10.2.         First Amendment to Loan Agreement dated as of
                June 29, 1993 between the Registrant and First
                Union National Bank of Tennessee.                                                2                      *

  10.3.         Contingent Employment Agreement dated as of
                January 16, 1990 between G. Arthur Seelbinder and
                the Registrant.                                                                  9                      *

  10.4.         Contingent Employment Agreement dated as of
                January 16, 1990 between Glenn W. Cockburn and the
                Registrant.                                                                      9                      *

  10.5.         Contingent Employment Agreement dated as of
                January 16, 1990 between William Z. Esch and the Registrant.                     9                      *



+The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Shareholders upon the payment of a fee of fifty cents ($.50) per page.

                                 EXHIBIT INDEX
EXHIBIT                                                                                 NUMBER OF PAGES         INCORPORATED BY
NUMBER                                DESCRIPTION                                    IN ORIGINAL DOCUMENT+         REFERENCE

  10.6.         Contingent Employment Agreement dated as of
                January 16, 1990 between Margaret A. Epperson and
                the Registrant.                                                                  9                      *

  10.7.         The Registrant's 1988 Employee Stock Option Plan,
                as amended and restated.                                                        14                      *

  10.8.         The Registrant's 1988 Directors Stock Option Plan,
                as amended and restated.                                                         7                      *

  10.9.         The Registrant's 1992 Employee Stock Option Plan.                               13                      *

  10.10.        The Registrant's 1992 Directors Stock Option Plan.                               7                      *

  10.11.        The Registrant's 1988 Directors Stock Option Plan,
                as amended and restated.                                                         6                      *

  10.12.        The Registrant's 1992 Directors Stock Option Plan,
                as amended and restated.                                                         6                      *

  10.13.        Guaranty and Suretyship Agreement dated March 22,
                1994 between the Registrant and First Union
                National Bank of Tennessee.                                                      7                      *

  10.14.        Promissory Note dated October 7, 1994 (sic) from G.
                Arthur Seelbinder to Registrant.                                                 1                      *

  10.15.        Contingent Employment Agreement dated as of January
                26, 1995 between Phillip L. Pritchard and Registrant                             9

  10.16         Separation Agreement and General Release dated
                October 26, 1994 between Registrant and William Z. Esch                          8

  10.17.        Second Amendment to Loan Agreement dated January
                11, 1995 between Registrant and First Union
                National Bank of Tennessee.                                                      8

  16.1          Letter dated May 18, 1993 from Deloitte & Touche to
                the Securities and Exchange Commission.                                          1                      *

  23.1.         Consent of Deloitte & Touche LLP.                                                1

  23.2          Consent of Price Waterhouse LLP.                                                 1

  24.1.         Powers of Attorney.                                                              9

  24.2.         Certified resolution of the Registrant's Board of
                Directors authorizing officers and directors
                signing on behalf of the Company to sign pursuant
                to a power of attorney.                                                          1

  27.1          Financial Data Schedules (submitted electronically
                for SEC information only).                                                       4


+The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Shareholders upon the payment of a fee of fifty cents ($.50) per page.