Form 10-Q
period 1995-04-02
COOKER RESTAURANT CORP /OH/
filed 1995-05-15
CIK 832412

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549
                         ______________________________

                                   FORM 10-Q

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  April 2, 1995

                         ______________________________

                        COMMISSION FILE NUMBER:  1-13044


                        COOKER RESTAURANT CORPORATION
            (Exact name of registrant as specified in its charter)


             OHIO                                       62-1292102
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

                  1530 BETHEL ROAD, COLUMBUS, OHIO    43220
             (Address of principal executive offices) (zip code)


                                (614) 457-8500
              Registrant's telephone number, including area code



Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                           / X /  Yes    /   /  No


                  7,148,809 COMMON SHARES, WITHOUT PAR VALUE
       (Number of Common Shares outstanding as of the close of business on April 2, 1995)

                        PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

                                           BALANCE SHEET
                                            (unaudited)
                                                                             April 2             January 1
                                                                               1995                1995
                                ASSETS
 Current assets:
     Cash                                                                  $  2,195,745          $1,855,676
     Accounts receivable                                                        631,897             314,903
     Inventory                                                                  782,510             829,998
     Preoperational costs                                                       352,118             677,723
     Prepaid expenses and other current assets                                  502,165             662,345
                                                                            -----------          ----------
          Total current assets                                                4,464,435           4,340,645

 Property and equipment, net                                                 64,656,210          64,481,038

 Other assets                                                                 1,788,871           2,036,691
                                                                            -----------          ----------

                                                                            $70,909,516         $70,858,374
                                                                             ==========          ==========

                 LIABILITIES AND STOCKHOLDERS EQUITY

 Current liabilities:
     Accounts payable and accrued expenses                                $   6,065,832         $ 7,036,230
     Income taxes                                                             1,370,276             718,941
                                                                            -----------          ----------
          Total current liabilities                                           7,436,108           7,755,171

 Long-term debt                                                              28,345,000          28,600,000
 Deferred income taxes                                                          594,857             594,857
                                                                           ------------          ----------
     Total liabilities                                                       28,939,857          29,194,857
                                                                           ------------          ----------

 Shareholders' equity
     Common shares                                                           26,003,475          26,003,475
     Retained earnings                                                       14,564,292          13,939,087
     Treasury stock                                                          (6,034,216)         (6,034,216)
                                                                             ----------          ----------
                                                                             34,533,551          33,908,346
                                                                             ----------          ----------

                                                                            $70,909,516         $70,858,374
                                                                             ==========          ==========



                                                        STATEMENT OF INCOME
                                                            (unaudited)
                                                                                 Three Months Ended
                                                                           -------------------------------
                                                                            April 2              April 3
                                                                              1995                1994

Sales                                                                      $22,898,839         $20,120,546
                                                                           -----------         -----------
Cost of sales:
    Food and beverages                                                       6,456,874           5,796,555
    Labor                                                                    8,116,196           7,491,577
    Restaurant operating expenses                                            3,677,466           3,172,628
    Restaurant depreciation/amortization                                     1,092,633           1,186,698
                                                                           -----------         -----------
                                                                            19,343,169          17,647,458
                                                                           -----------         -----------

Restaurant operating income                                                  3,555,670           2,473,088
                                                                           -----------         -----------

Other expenses (income):
    General and administrative                                               1,259,352           1,158,213
    Interest expense                                                           498,894             341,273
    Interest and other income                                                   (8,707)            (29,452)
                                                                           -----------         -----------
                                                                             1,749,539           1,470,034
                                                                           -----------         -----------

Income before income taxes                                                   1,806,131           1,003,054

Income taxes                                                                   801,000             350,600
                                                                           -----------         -----------

Net income                                                                 $ 1,005,131         $   652,454
                                                                           ===========         ===========

Earnings per share                                                         $      0.14         $      0.09
                                                                           ===========         ===========

Weighted average common shares outstanding                                   7,236,284           7,397,845
                                                                           ===========         ===========


                            STATEMENT OF CASH FLOWS
                                  (unaudited)
                                                                                     Three Months Ended
                                                                                ----------------------------
                                                                                April 2              April 3
                                                                                  1995                1994

    Cash flows from operating activities:
        Cash received from customers                                          $ 22,747,224        $ 21,190,604
        Cash paid to suppliers                                                 (19,796,874)        (19,688,153)
        Interest received                                                            8,707              41,883
        Interest paid                                                             (159,538)           (729,393)
        Income taxes paid                                                         (143,319)           (107,145)
                                                                              ------------        ------------
             Net cash provided by operating activities                           2,656,200             707,796
                                                                              ------------        ------------
    Cash flows from investing activities:
        Purchases of property and equipment                                     (1,038,660)         (3,827,568)
                                                                              ------------        ------------
    Cash flows from financing:
        Payment of dividends                                                      (379,971)           (377,123)
        Payments on borrowings                                                    (255,000)
        Proceeds from borrowings                                                                     6,500,000
        Purchase of treasury stock                                                                  (4,687,529)
        Repurchase of debentures                                                  (642,500)
                                                                              ------------        ------------
             Net cash provided by financing activities                          (1,277,471)          1,435,348
                                                                              ------------        ------------

    Net increase (decrease) in cash                                                340,069          (1,684,424)

    Cash at beginning of period                                                  1,855,676           3,046,679
                                                                              ------------        ------------

    Cash at end of period                                                        2,195,745           1,362,255
                                                                              ============        ============

    Reconciliation of net income to net cash provided from operating activities:
        Net income                                                               1,005,131             652,453
        Adjustments to reconcile net earnings to net cash
        provided by operating activities
             Depreciation and amortization                                       1,211,017           1,302,806
             (Increase) decrease in current assets                                (149,404)            678,165
             Increase in deposits and other                                        (48,332)           (329,031)
             Increase (decrease) in current liabilities                            637,788          (1,596,597)
                                                                              ------------        ------------

        Net cash provided by operating activities                             $  2,656,200        $    707,796
                                                                              ============        ============


Note 1:  Basis of Presentation.

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    The following table sets forth as a percentage of sales certain items appearing in the Company's statements of operations.

                                                                  Three Months Ended
                                                             ----------------------------
                                                             04/02/95            04/03/94
                                                             --------            --------

 Sales                                                         100.0              100.0

 Cost of Sales
     Food and Beverages                                         28.2               28.8
     Labor                                                      35.4               37.2
     Restaurant Operating Expenses                              16.1               15.8
     Restaurant Depreciation/Amortization                        4.8                5.9
          Total Cost of Sales                                   84.5               87.7

 Restaurant Operating Income                                    15.5               12.3

 Other (income) expenses:
     General and Administrative                                  5.5                5.8
     Interest Expense                                            2.2                1.7
     Interest and Other Income                                  (0.1)              (0.2)
          Total other                                            7.6                7.3

 Earnings before Income Taxes                                    7.9                5.0

 Income Taxes                                                    3.5                1.8

 Earnings After Taxes                                            4.4                3.2

    Sales for the first quarter of 1995 increased $2,778,293 or 13.8% over sales in the first quarter of 1994. The increase in sales was primarily related to the six new units opened in 1994 as sales from existing units were up less than 1%.

    Total restaurant cost of sales as a percentage of sales improved to 84.5% as compared to 87.7% in the first quarter of 1994. This reduction of costs of
3.2 percentage points was caused by improvement in three of the four cost of sales expense categories.

    The cost of food and beverages continued at very acceptable levels declining to 28.2% of sales compared to 28.8% last year. Though showing improvement in the first quarter, this line item is likely to deteriorate during the second quarter as a result of a rise in the California produce prices.

    Labor costs showed the biggest improvement declining 1.8 percentage points to 35.4% of sales compared to 37.2% last year. This significant improvement is the result of modified labor staffing models which were developed in the last two quarters of 1994. The new staffing models more closely match labor with sales volumes and provide greater flexibility to manage labor over a wider range of sales volumes than previously possible.

    Restaurant operating expenses increased slightly from 15.8% of sales in 1994 to 16.1% in 1995. The major increase in this area was related to repair and maintenance costs. As the average age of the Company's units continues to grow, additional costs are required to keep the facilities in top working condition.

    Restaurant depreciation and amortization declined 1.1 percentage points to 4.8% of sales compared to 5.9% in 1994. This decline is primarily attributable to the decrease in amortization of pre-operating expenses. The Company presently amortizes the capitalized pre-operational costs of new stores over twelve months. Accordingly, last year's numbers reflect the amortization of costs associated with the nine units opened during 1993, while this year's numbers reflect the costs of the six units opened in 1994.

    General and administrative expenses decreased from 5.8% of sales in 1994 to 5.5% of sales in 1995. This reduction is primarily caused by economies realized by the increasing number of units.

    Interest expense increased from 1.7% of sales in 1994 to 2.2% in 1995. This increase is caused by the Company's greater average outstanding debt balance in the first quarter of 1995 compared to 1994. This line item is expected to remain above 1994 levels for all of 1995.

    Interest income decreased from 0.2% of sales in 1994 to 0.1% in 1995. Interest income will remain an immaterial amount as long as the Company continues with outstanding bank debt.

    During March 1995, the Company closed its Florence, Kentucky unit. Sales at this unit had remained below acceptable levels and management believed that the human and financial resources associated with this unit could be more productively utilized in opening a new unit in 1995. The property has been leased and no losses are anticipated as a result of the closing.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of working capital are cash flows from operations and borrowings under a revolving term note agreement which provides a $16,300,000 line of credit. Cash flows from operations during the first quarter totalled $2,656,200 and were used to reduce the Company's borrowings by $255,000, fund capital expenditures and increase the Company's cash balance by $340,000. At the end of the quarter, the Company's cash position increased to $2,196,000 and its outstanding borrowings under the revolving term note were reduced to $9,045,000.

    The Company plans to open four to five new units in 1995. Capital expenditures for these units and the refurbishing and remodeling of existing units totalled $1,039,000 during the first quarter and were funded by cash flows from operations. The Company believes that cash flows from operations together with borrowings from the revolving term note will be sufficient to fund the 1995 planned expansion as well as ongoing maintenance and remodeling of existing units.

    The Company completed a registered public offering of $23,000,000 in October 1992 of 6 3/4% Convertible Subordinated Debentures Due 2002. During December 1994, the Company repurchased $2,500,000 principal of these convertible subordinated debentures in the open market for a discounted purchase price of $1,617,500 with settlement dates in December 1994 and January 1995. The Company expended $642,500 in January to complete this repurchase transaction. These debentures are subject to limited annual redemption by the bondholders and to limited redemption on the death of a beneficial owner. The annual redemption is capped at 5% of the original gross proceeds and occurs on each November 1. Redemptions on death are subject to a cap of $25,000 per holder per year. Pursuant to these two redemption options the Company expects to redeem approximately an additional $1,200,000 in principal of the Debentures during 1995. The Company believes that cash flows from operations and additional borrowings from the revolving term note will be sufficient to fund these expected principal reductions.

    During the first quarter of 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to the Chairman of the Board from the First Union National Bank of Tennessee. The loan bears interest at such Bank's prime rate plus 1/4%, had an initial term of 18 months and is secured by a pledge of 570,000 Common Shares (owned by the Chairman) to the Bank. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the loan prior to calling on the Company for its guaranty. At April 28, 1995, the undiscounted fair market value of the pledged shares was approximately $4,490,000. The loan is scheduled to mature in the third quarter of 1995. The guaranty secures the loan until it is repaid or refinanced without a guaranty. The Company expects the Chairman will repay or refinance the loan before its presently scheduled maturity. If the loan is not so repaid or refinanced, the Company would fund any obligation it incurs under the terms of its guaranty from additional borrowings under its line of credit. The Company does not believe that it will be required to make any material payment under the guaranty in 1995; however, there can be no assurance that the loan will be repaid or refinanced on terms that will not result in continuing the guaranty or in a material payment.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

    None.

ITEM 2.  CHANGES IN SECURITIES.

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (A)  THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT.

    3.   ARTICLES OF INCORPORATION AND BY-LAWS.

         3.1. Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 28.2 of Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 29, 1992; Commission File No. 16806).

         3.2. Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 4.5 of the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended April 1, 1990; Commission File No. 0-16806).

    4.   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES.

         4.1 See Articles FOURTH, FIFTH and SIXTH of the Amended and Restated Articles of Incorporation of Registrant (see 3.1 above).

         4.2 See Articles One, Four, Seven and Eight of the Amended and Restated Code of Regulations of Registrant (see 3.2 above).

         4.3 Rights Agreement dated as of February 1, 1990 between Registrant and National City Bank (incorporated by reference to Exhibit 1 of Registrant's Form 8-A filed with the Commission on February 9, 1990; Commission File Number 0-16806).

         4.4 Amendment to Rights Agreement dated as of November 1, 1992 between the Registrant and National City Bank (incorporated by reference to Exhibit 4.4 of Registrant's annual report on Form 10-K for the fiscal year ended January 3, 1993 (the "1992 Form 10-K"); Commission File No. 0-16806).

         4.5 Letter dated October 29, 1992 from the Registrant to First Union National Bank of North Carolina (incorporated by reference to Exhibit 4.5 to the 1992 Form 10-K).

         4.6 Letter dated October 29, 1992 from National City Bank to the Registrant (incorporated by reference to Exhibit 4.6 to the 1992 Form 10-K).

         4.7 See Section 7.4 of the Loan Agreement dated as of August 26, 1991 between the Registrant and First Union National Bank of Tennessee, as amended (see Exhibits 10.1, 10.2 and 10.4 below).

         4.8 Indenture dated as of October 28, 1992 between the Registrant and First Union National of North Carolina, as Trustee (incorporated by reference to Exhibit 2.5 of Registrant's Form 8-A filed with the Commission on November 10, 1992; Commission File Number 0-16806).

    10.  MATERIAL CONTRACTS.

         10.1. Loan Agreement dated as of August 26, 1991 between the Registrant and First Union National Bank of Tennessee (incorporated by reference to Exhibit 4.1 to the Registrant's quarterly report on Form 10-Q for the quarterly period ended September 29, 1991; Commission File No. 0-16806).

         10.2. First Amendment to Loan Agreement dated as of June 29, 1993 between the Registrant and First Union National Bank of Tennessee (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1993 (the "2nd Quarter 1993 Form 10-Q"); Commission File No. 0-16806).

          10.3. Contingent Employment Agreement dated as of January 26, 1995 between Phillip L. Pritchard and the Registrant (incorporated by reference to Exhibit 10.15 of the Registrant's annual report on Form 10-K for the fiscal year ended January 1, 1995 (the "1994 Form 10-K"); Commission File No. 1-13044).

          10.4. Second Amendment to Loan Agreement dated January 11, 1995 between Registrant and First Union National Bank of Tennessee (incorporated by reference to Exhibit 10.17 of the 1994 Form 10-K).

    27.  FINANCIAL DATA SCHEDULE

         27.1.   Financial Data Schedule.

    (B)  REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed by Registrant during the fiscal quarter ended April 2, 1995.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COOKER RESTAURANT CORPORATION
                                       (Registrant)

Date:  May 12, 1995

                                       By:  /s/ G. Arthur Seelbinder
                                          --------------------------------------------------------
                                             G. Arthur Seelbinder
                                             Chairman of the Board and Chief Executive Officer



                                       By:  /s/ Charles Ernst
                                          --------------------------------------------------------
                                             Charles Ernst
                                             Controller and Chief Accounting Officer

                                 EXHIBIT INDEX


                                                                                               PAGE IN MANUALLY
EXHIBIT NO.                                    DOCUMENT                                         SIGNED ORIGINAL
- -----------                                    --------                                        ---------------
3.1                Amended and Restated Articles of Incorporation of the Registrant.                    *

3.2                Amended and Restated Code of Regulations of the Registrant.                          *

4.1                See  Articles FOURTH,  FIFTH  and SIXTH  of  the Amended  and Restated
                   Articles of Incorporation of Registrant.                                       See Exhibit 3.1

4.2                See Articles One,  Four, Seven and Eight  of the Amended and  Restated
                   Code of Regulations of Registrant.                                             See Exhibit 3.2

4.3                Rights Agreement dated as of  February 1, 1990 between  Registrant and
                   National City Bank.                                                                  *

4.4                Amendment  to Rights  Agreement dated as  of November  1, 1992 between
                   the Registrant and National City Bank.                                               *

4.5                Letter  dated October  29,  1992 from  the  Registrant to  First Union
                   National Bank of North Carolina.                                                     *

4.6                Letter  dated  October  29,  1992  from  National  City  Bank  to  the
                   Registrant.                                                                          *

4.7                See Section  7.4 of  the Loan Agreement  dated as  of August 26,  1991    see Exhibits 10.1, 10.2,
                   between Registrant and First Union National Bank of Tennessee,                 and 10.4 below
                   as amended.

4.8                Indenture dated  as of October 28,  1992 between  Registrant and First
                   Union National Bank of North Carolina, as Trustee.                                   *

10.1               Loan Agreement dated  as of August 26, 1991 between the Registrant and
                   First Union National Bank of Tennessee.                                              *

10.2               First Amendment to  Loan Agreement dated as  of June 29, 1993  between
                   the Registrant and First Union National Bank of Tennessee.                           *

                                 EXHIBIT INDEX

                                                                                                PAGE IN MANUALLY
EXHIBIT NO.                                  DOCUMENT                                           SIGNED ORIGINAL
- -----------                                  --------                                           ----------------
10.3               Contingent Employment Agreement  dated as of January 26,  1995 between
                   Phillip R. Pritchard and Registrant                                              *

10.4               Second  Amendment to  Loan Agreement  dated January  11,  1995 between
                   Registrant and First Union National Bank of Tennessee.                           *

27.1               Financial Data  Schedule (submitted electronically for SEC information only).

*Incorporated by reference.