Form 10-Q
period 1995-07-02
COOKER RESTAURANT CORP /OH/
filed 1995-08-16
CIK 832412

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549
                        ______________________________

                                  FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  July 2, 1995

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


                [X]     [ ]
                Yes      No

                  7,148,809 COMMON SHARES, WITHOUT PAR VALUE
       (Number of Common Shares outstanding as of the close of business on July 2, 1995)

                                                  PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                                                           BALANCE SHEET
                                                            (unaudited)

                                                                       July 2             January 1
                                                                        1995                 1995
                                ASSETS

 Current assets:
      Cash                                                            1,236,947          $ 1,855,676
      Accounts receivable                                               441,306              314,903
      Inventory                                                         862,492              829,998
      Preoperational costs                                              267,328              677,723
      Prepaid expenses and other current assets                         458,712              662,345
                                                                     ----------          -----------
          Total current assets                                        3,266,785            4,340,645

 Property and equipment, net                                         68,456,861           64,481,038

 Other assets                                                         1,794,804            2,036,691
                                                                      ---------            ---------

          Total Assets                                              $73,518,450          $70,858,374
                                                                     ==========           ==========

                  LIABILITIES AND SHAREHOLDERS EQUITY

 Current liabilities:
      Accounts payable and accrued expenses                         $ 6,874,435          $ 7,036,230
      Income taxes
                                                                        738,026              718,941
                                                                     ----------          -----------
          Total current liabilities                                   7,612,461            7,755,171

 Long-term debt                                                      29,653,000           28,600,000
 Deferred income taxes                                                  594,857              594,857
                                                                    -----------          -----------

          Total liabilities                                          37,860,318           36,950,028
                                                                    -----------          -----------

 Shareholders' equity
      Common shares                                                  26,003,475           26,003,475
      Retained earnings                                              15,688,873           13,939,087
      Treasury stock                                                 (6,034,216)          (6,034,216)
                                                                     ----------           ----------
          Total shareholders' equity                                 35,658,132           33,908,346
                                                                     ----------           ----------

              Total liabilities and shareholders' equity            $73,518,450          $70,858,374
                                                                     ==========           ==========

                                                        STATEMENT OF INCOME

                                                            (unaudited)


                                                        Three Months Ended                Six Months Ended
                                                ----------------------------       ---------------------------
                                                   July 2          July 3            July 2          July 3
                                                    1995            1994              1995            1994
 Sales                                          $22,694,392      $20,830,024       $45,593,231     $40,950,570
                                                 ----------       ----------        ----------      ----------

 Cost of sales:
      Food and beverages                          6,520,786        6,056,979        12,977,660      11,853,534
      Labor                                       7,883,485        7,956,562        15,999,681      15,448,139
      Restaurant operating expenses               3,746,689        3,435,200         7,424,155       6,607,829
      Restaurant depreciation/amortization          996,535        1,223,101         2,089,168       2,409,799
                                                 ----------        ---------       -----------     -----------

                                                 19,147,495       18,671,842        38,490,664      36,319,301
                                                 ----------       ----------        ----------      ----------


 Restaurant operating income                      3,546,897        2,158,182         7,102,567       4,631,269
                                                -----------        ---------        ----------      ----------


 Other expenses (income):

      General and administrative                  1,344,429          919,206         2,603,781       2,077,419
      Interest expense                              484,304          439,751           983,198         781,024
      Interest and other income                      (5,017)         (14,965)          (13,724)        (44,417)
                                                  ---------        ---------         ---------       ---------
                                                  1,823,716        1,343,992         3,573,255       2,814,026
                                                  ---------        ---------         ---------       ---------


 Income before income taxes                       1,723,181          814,190         3,529,312       1,817,243


 Income taxes                                       621,000          260,638         1,422,000         611,238
                                                  ---------        ---------         ---------       ---------


 Net income                                      $1,102,181       $  553,552        $2,107,312      $1,206,005
                                                  =========        =========         =========       =========


 Earnings per common share                       $      .15       $      .08        $      .29      $      .17
                                                  =========        =========         ---------       ---------



 Weighted average of common shares
 outstanding                                      7,359,682        7,216,116         7,297,983       7,305,981
                                                  =========        =========         =========       =========

                                                       STATEMENT OF CASH FLOW
                                                            (unaudited)

                                                                                Six Months Ended
                                                                        --------------------------------
                                                                          July 2               July 3
                                                                           1995                 1994
 Cash flows from operating activities:
      Cash received from customers                                      $45,474,397          $42,046,363
      Cash paid to suppliers                                            (38,462,651)         (37,186,347)
      Interest received                                                      13,723               51,458
      Interest paid                                                        (600,177)          (1,169,139)
      Income taxes paid                                                  (1,396,569)            (830,106)
                                                                        -----------          -----------
          Net cash from operations                                        5,028,723            2,912,229

 Cash flows from investing activities:
      Purchases of property and equipment                                (5,700,380)          (7,054,062)

 Cash flows from financing activities:
      Payment of dividends                                                 (357,572)            (366,490)
      Proceeds from borrowings                                            1,053,000            8,000,000
      Proceeds from issuance of common stock                                    -0-              (71,394)
      Purchase of treasury stock                                                -0-           (4,687,529)
      Repurchase of debentures                                             (642,500)                 -0-
                                                                          ---------          -----------
          Net cash provided by financing activities                          52,928            2,874,587

 Net (decrease) in cash                                                    (618,729)          (1,267,246)

 Cash at beginning of period                                              1,855,676            3,046,679
                                                                          ---------            ---------

 Cash at end of period                                                    1,236,947            1,779,433
                                                                          =========            =========

 Reconciliation of net income to net cash provided by operating activities:
      Net income                                                          2,107,312            1,206,005
      Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                                   2,329,192            2,571,566
          Loss on disposal of fixed assets                                   12,271                  -0-
          (Increase) decrease in current assets                            (133,503)             947,202
          (Increase) decrease in deposits and other assets                  (90,607)            (894,424)
          Increase (decrease) in current liabilities                        804,058             (918,120)
                                                                          ---------            ---------

      Net cash provided by operating activities                          $5,028,723            2,912,229
                                                                          =========            =========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    The following table sets forth as a percentage of sales certain items appearing in the Company's statements of operations.

                                               Three Months Ended                  Six Months Ended
                                            -----------------------             -----------------------
                                            07/02/95       07/03/94             07/02/95       07/03/95
                                            --------       --------             --------       --------
 Sales                                      100.0             100.0             100.0             100.0

 Cost of Sales
      Food and Beverages                     28.7              29.1              28.5              28.9
      Labor                                  34.8              38.2              35.1              37.7
      Restaurant Operating Expenses          16.5              16.5              16.3              16.2
      Restaurant Depreciation/Amortization    4.4               5.8               4.6               5.9
          Subtotal                           84.4              89.6              84.4              88.7

 Restaurant Operating Income                 15.6              10.4              15.6              11.3

 Other (Income) Expenses:
      General and Administrative              6.0               4.4               5.8               5.1
      Interest Expense                        2.1               2.1               2.2               1.9
      Interest and Other Income              (0.1)             (0.1)             (0.1)             (0.1)
          Total other                         8.0               6.4               7.9               6.9

 Earnings Before Income Taxes                 7.6               4.0               7.7               4.4

 Income Taxes                                 2.7               1.3               3.1               1.5

 Earnings After Taxes                         4.9               2.7               4.6               2.9

    Sales for the second quarter of fiscal 1995 increased 9.0% to $22,694,392 compared to sales of $20,830,024 for the second quarter of fiscal 1994. For the first half sales increased 11.4% to $45,593,231 compared to sales of $40,950,570 for the comparable period last year. The increase in sales for both the second quarter and first half was due primarily to the additional stores opened this year. Comparable store sales for both the quarter and half were higher than last year by less than 1%.

    Food and beverage cost as a percent of sales decreased to 28.7% for the second quarter of 1995 from 29.1% for the comparable period last year. For the first half food and beverage cost as a percent of sales decreased to 28.5% from 28.9% for the comparable period in fiscal 1994. This improvement reflects the benefit from food preparation efficiencies implemented late in 1994, offset somewhat by higher second quarter produce prices.

    Labor costs showed significant improvement, declining in the second quarter as a percent of sales to 34.8% from 38.2% in last year's second quarter. First half labor cost as a percent of sales at 35.1% is down from 37.7% for the comparable period last year. These savings were the result of changes made to more closely match the hourly employee and management staffing to sales volume.

    Operating expense for the second quarter as a percent of sales at 16.5% was the same as the second quarter last year. Operating expense for the first six months this year as a percent of sales was 16.3%. This was up from 16.2% for the comparable period last year. This increase was due to higher repair and maintenance. As the average age of the Company's units continues to grow, additional costs are required to keep the facilities in top working condition.

    Restaurant depreciation and amortization as a percent of sales in the second quarter was 4.4%, down 1.4 percentage points from the 5.8% for the comparable period last year. First half restaurant depreciation and amortization as a percent of sales was 4.6% down 1.3 percentage points from the 5.9% for the comparable period last year. The Company's policy is to capitalize certain costs incurred prior to opening. These costs are then amortized over the first twelve months of operations. This year's expense includes amortization related to five units during the second quarter and six units year to date. Last year's costs include amortization related to nine units in the second quarter and ten units during the comparable year to date period.

    Interest expense for the second quarter as a percent of sales at 2.1% was the same as the comparable period last year. Interest expense for the first half as a percent of sales increased to 2.2% from 1.9% for the comparable period last year. The increased interest expense for the first half of 1995 was the result of the Company's larger average outstanding debt balance this year compared to the first half of last year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of working capital are cash flows from operations and borrowings under a revolving term note agreement which provides a $16,300,000 line of credit. Cash flows from operations during the first six months of 1995 totaled $5,029,000 and the Company increased its borrowings under the revolving term note by $1,053,000 leaving the outstanding balance at July 2, 1995 at $10,368,000.

    The Company opened a unit in Gainesville, Florida during May, purchased an additional Florida site in June and is expected to open an additional three units during the third and fourth quarters. Capital expenditures for the above units and the refurbishing and remodeling of existing units totaled $5,700,000 during the first six months of 1995. These expenditures were funded by cash flows from operations and additional borrowings from the revolving term note. The Company believes that cash flows from operations, together with borrowings from the revolving term note will be sufficient to fund the remaining 1995 planned expansion as well as ongoing maintenance and remodeling of existing units.

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

    During the first quarter of 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to the Chairman of the Board from the First Union National Bank of Tennessee. The loan bears interest at such Bank's prime rate plus 1/4%, had an initial term of 18 months and is secured by a pledge of 570,000 Common Shares (owned by the Chairman) to the Bank. In the third quarter of 1995 the loan was acquired by NationsBank of Tennessee and its maturity was extended for an additional 24 months. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the loan prior to calling on the Company for its guaranty. At July 25, 1995, the undiscounted fair market value of the pledged shares was approximately $6,483,750. The loan is scheduled to mature in the third quarter of 1997. The guaranty secures the loan until it is repaid or refinanced without a guaranty. The Company expects the Chairman will repay or refinance the loan before its presently scheduled maturity. If the loan is not so repaid or refinanced, the Company would fund any obligation it incurs under the terms of its guaranty from additional borrowings under its line of credit. The Company does not believe that it will be required to make any material payment under the guaranty in 1995 or 1996; however, there can be no assurance that the loan will be repaid or refinanced on terms that will not result in continuing the guaranty or in a material payment.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

    None.

ITEM 2.  CHANGES IN SECURITIES.

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


    (a) An annual meeting of the shareholders of the Registrant was held on April 24, 1995.

    (b) The Class A directors elected at the annual meeting to serve for a term of three years were David L. Hobson, Robin V. Holderman and G. Arthur Seelbinder; the Class B directors elected at the annual meeting to serve for a term of two years were Glenn W. Cockburn, David T. Kollat and Joseph E. Madigan; and the Class C directors elected at the annual meeting to serve for a term of one year were Henry R. Hillenmeyer, Margaret T. Monaco and Phillip L. Pritchard. These individuals constitute all directors of the Registrant.

    (c) The matters voted upon at the annual meeting and the results of the voting are set forth below.

        (i) The shareholders voted 6,609,878 shares in favor and withheld authority on 48,054 votes with respect to the election of David L.
                Hobson as a Class A director of the
                Registrant.

        (ii) The shareholders voted 6,611,460 shares in favor and withheld authority on 46,472 votes with respect to the election of Robin V. Holderman as a Class A director of the Registrant.

        (iii) The shareholders voted 6,608,697 shares in favor and withheld authority on 49,235 votes with respect to the election of G. Arthur Seelbinder as a Class A director of the Registrant.

        (iv) The shareholders voted 6,611,763 shares in favor and withheld authority on 46,169 votes with respect to the election of Glenn W.
                Cockburn as a Class B director of the
                Registrant.

        (v) The shareholders voted 6,611,610 shares in favor and withheld authority on 46,322 votes with respect to the election of David T.
                Kollat as a Class B director of the
                Registrant.

        (vi) The shareholders voted 6,611,326 shares in favor and withheld authority on 46,606 votes with respect to the election of Joseph E.
                Madigan as a Class B director of the
                Registrant.

        (vii) The shareholders voted 6,611,480 shares in favor and withheld authority on 46,452 votes with respect to the election of Henry R. Hillenmeyer as a Class C director of the Registrant.

        (viii) The shareholders voted 6,607,998 shares in favor and withheld authority on 49,934 votes with respect to the election of Margaret T.
                Monaco as a Class C director of the
                Registrant.

        (ix) The shareholders voted 6,607,114 shares in favor and withheld authority on 50,818 votes with respect to the election of Phillip L. Pritchard as a Class C director of the Registrant.

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

         4.6 Letter dated October 29, 1992 from National City Bank to the Registrant (incorporated by reference to Exhibit 4.6 to the 1992 Form 10-K).

         4.7 See Section 7.4 of the Loan Agreement dated as of August 26, 1991 between the Registrant and First Union National Bank of Tennessee, as amended (see Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 1991, Exhibit 10.2 to the Registrant's
                 Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1993 and Exhibit 10.4 to the Registrant's Annual
                 Report on Form 10-K for the fiscal year ended January 1, 1995).

         4.8 Indenture dated as of October 28, 1992 between the Registrant and First Union National Bank of North Carolina, as Trustee (incorporated by reference to Exhibit 2.5 of Registrant's Form 8-A filed with the Commission on November 10, 1992; Commission File Number 0-16806).

    10.  MATERIAL CONTRACTS.

         10.5. Reaffirmation and Amendment to Guaranty and Suretyship Agreement between Cooker Restaurant Corporation and NationsBank of Tennessee, N.A. dated July 24, 1995.

    27.  FINANCIAL DATA SCHEDULE


          27.1.  Financial Data Schedule.

    (B)  REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed by Registrant during the fiscal quarter ended July 2, 1995.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COOKER RESTAURANT CORPORATION
                                        (Registrant)

Date:  August 15, 1995

                                        By: /s/ G. Arthur Seelbinder
                                           _____________________________________
                                           G. Arthur Seelbinder
                                           Chairman of the Board and Chief
                                           Executive Officer



                                        By: /s/ David C. Sevig
                                           _____________________________________
                                           David C. Sevig
                                           Vice President - Chief Financial
                                           Officer

                                 EXHIBIT INDEX
                                 -------------
                                                                                                PAGE IN MANUALLY
 EXHIBIT NO.                                    DOCUMENT                                        SIGNED ORIGINAL
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

 4.3                  Rights Agreement dated as of February 1, 1990 between Registrant and
                      National City Bank.                                                              *

 4.4                  Amendment to Rights Agreement dated as of November 1, 1992 between
                      the Registrant and National City Bank.                                           *

 4.5                  Letter dated October 29, 1992 from the Registrant to First Union
                      National Bank of North Carolina.                                                 *

 4.6                  Letter dated October 29, 1992 from National City Bank to the
                      Registrant.                                                                      *

 4.7                  See Section 7.4 of the Loan Agreement dated as of August 26, 1991 between Registrant and First Union National Bank of Tennessee, as
                      amended (Exhibit 10.1 to the Registrant's Quarterly Report on Form
                      10-Q for the quarterly period ended September 29, 1991, Exhibit
                      10.2 to the Registrant's Quarterly Report on Form 10-Q for the
                      quarterly period ended July 4, 1993 and Exhibit 10.4 to the Registrant's
                      Annual Report on Form 10-K for the fiscal year ended January 1, 1995).           *


 4.8                  Indenture dated as of October 28, 1992 between Registrant and First
                      Union National Bank of North Carolina, as Trustee.                               *

 10.5                 Reaffirmation and Amendment to Guaranty and Suretyship Agreement
                      between Cooker Restaurant Corporation and NationsBank of Tennessee,
                      N.A. dated July 24, 1995.

 27.1                 Financial Data Schedule (submitted electronically for SEC information only).

*Incorporated by reference.