Form 10-Q
period 1995-10-01
COOKER RESTAURANT CORP /OH/
filed 1995-11-15
CIK 832412

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                         ------------------------------

                                   FORM 10-Q

 /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  October 1, 1995

                         ------------------------------

                        COMMISSION FILE NUMBER:  1-13044


                         COOKER RESTAURANT CORPORATION
             (Exact name of registrant as specified in its charter)


                 OHIO                                    62-1292102
    (State or other jurisdiction of         (I.R.S. employer identification no.)
    incorporation or organization)

             5500 VILLAGE BOULEVARD, WEST PALM BEACH, FLORIDA 33407
               (Address of principal executive offices) (zip code)


                                 (407) 615-6000
               Registrant's telephone number, including area code


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


                 7,155,195    COMMON SHARES, WITHOUT PAR VALUE
                 ------------
        (Number of Common Shares outstanding as of the close of business on October 1, 1995)

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                             CONDENSED BALANCE SHEET
                       (UNAUDITED - DOLLARS IN THOUSANDS)

                                                                 October 1,       January 1,
                                                                    1995             1995
                                                                 ----------       ----------
ASSETS

Current Assets:
    Cash and cash equivalents   . . . . . . . . . . . . . . . .   $   789          $ 1,855
    Accounts receivable   . . . . . . . . . . . . . . . . . . .       208              315
    Inventory   . . . . . . . . . . . . . . . . . . . . . . . .       801              830
    Preopening Expenses   . . . . . . . . . . . . . . . . . . .       120              678
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . . .       385              662
                                                                  -------          -------
         Total current assets . . . . . . . . . . . . . . . . .     2,303            4,340
Property and equipment, net . . . . . . . . . . . . . . . . . .    70,044           64,481
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .     1,778            2,037
         Total assets . . . . . . . . . . . . . . . . . . . . .   $74,125          $70,858
                                                                  =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses   . . . . . . . . . .   $ 6,401          $ 7,036
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . .       411              719
                                                                  -------          -------
         Total current liabilities  . . . . . . . . . . . . . .     6,812            7,755

    Long term debt  . . . . . . . . . . . . . . . . . . . . . .    29,924           28,600
    Deferred income taxes   . . . . . . . . . . . . . . . . . .       595              595
                                                                  -------          -------
         Total liabilities  . . . . . . . . . . . . . . . . . .    37,331           36,950
                                                                  -------          -------
Shareholders' equity:
    Common stock  . . . . . . . . . . . . . . . . . . . . . . .    26,030           26,003
    Treasury stock  . . . . . . . . . . . . . . . . . . . . . .    (6,034)          (6,034)
    Retained earnings   . . . . . . . . . . . . . . . . . . . .    16,798           13,939
                                                                  -------          -------
         Total shareholders' equity . . . . . . . . . . . . . .    36,794           33,908
         Total liabilities and shareholders' equity . . . . . .   $74,125          $70,858
                                                                  =======          =======

                          CONDENSED STATEMENT OF INCOME
            (UNAUDITED - DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                           Three Months Ended              Nine Months Ended
                                                       October 1,      October 2,      October 1,      October 2,
                                                         1995            1994            1995            1994
                                                       ----------      ----------      ----------      ----------
Sales .............................................     $22,758         $21,226         $68,351         $62,176
Cost of Sales:
    Food and beverages ............................       6,538           6,019          19,516          17,873
    Labor .........................................       7,903           7,896          23,903          23,344
    Restaurant operating expenses .................       3,759           3,532          11,183          10,139
    Restaurant depreciation/amortization ..........         943           1,327           3,032           3,736
                                                        -------         -------         -------         -------
         Total cost of sales ......................      19,143          18,774          57,634          55,092
Restaurant operating income .......................       3,615           2,452          10,717           7,084
Other (income) expenses:
    General and administrative ....................       1,479           1,166           4,083           3,243
    Interest expense and income, net ..............         403             466           1,372           1,203
                                                        -------         -------         -------         -------
         Total other (income) expenses ............       1,882           1,632           5,455           4,446
Income before taxes ...............................       1,733             820           5,262           2,638
    Income taxes ..................................         624             271           2,046             883
                                                        -------         -------         -------         -------
Net income ........................................     $ 1,109         $   549         $ 3,216         $ 1,755
                                                        =======         =======         =======         =======
Earnings per common share .........................       $0.15         $  0.08         $  0.44         $  0.24
                                                        =======         =======         =======         =======
Weighted average of common shares
    outstanding (in thousands)                            7,507           7,211           7,368           7,275
                                                        =======         =======         =======         =======

                        CONDENSED STATEMENT OF CASH FLOW
                       (UNAUDITED - DOLLARS IN THOUSANDS)

                                                                            Nine Months Ended
                                                                       October 1,       October 2,
                                                                         1995             1995
                                                                       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . .       $ 3,216         $  1,755
    Depreciation and amortization   . . . . . . . . . . . . . . .         3,399            4,077
    Loss on disposal of fixed assets  . . . . . . . . . . . . . .            19                6
    Decrease in current assets  . . . . . . . . . . . . . . . . .           210            1,057
    Increase in other assets  . . . . . . . . . . . . . . . . . .          (111)          (1,055)
    Increase (decrease) in current liabilities  . . . . . . . . .             4             (977)
                                                                        -------         --------
         Net cash from operations . . . . . . . . . . . . . . . .         6,737            4,863
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment  . . . . . . . . . . . . . . . . . . .        (8,154)         (10,414)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of dividends  . . . . . . . . . . . . . . . . . . . .          (358)            (366)
    Proceeds from borrowings  . . . . . . . . . . . . . . . . . .         1,324            7,995
    Proceeds from issuance of common stock  . . . . . . . . . . .            27              (71)
    Purchase of treasury stock  . . . . . . . . . . . . . . . . .             0           (4,688)
    Repurchase of debentures  . . . . . . . . . . . . . . . . . .          (643)               0
                                                                        -------         --------
         Net cash provided by financing activities  . . . . . . .           350            2,870
NET DECREASE IN CASH  . . . . . . . . . . . . . . . . . . . . . .        (1,067)          (2,681)
CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . .         1,856            3,407
                                                                        -------         --------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . .       $   789         $    726
                                                                        =======         ========

BASIS OF PRESENTATION

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

                                                        Three Months Ended             Nine Months Ended
                                                     ------------------------------------------------------
                                                     10/01/95       10/02/94       10/01/95        10/02/94
Sales                                                  100.0          100.0          100.0           100.0
Cost of Sales
         Food and Beverages                             28.7           28.4           28.5            28.8
         Labor                                          34.7           37.2           35.0            37.5
         Restaurant Operating Expenses                  16.5           16.6           16.4            16.3
         Restaurant Depreciation/Amortization            4.2            6.2            4.4             6.0
                 Subtotal                               84.1           88.4           84.3            88.6

Restaurant Operating Income                             15.9           11.6           15.7            11.4

Other (Income) Expenses:
         General and Administrative                      6.5            5.5            6.0             5.2
         Interest Expenses (Income), net                 1.8            2.2            2.0             2.0
                 Total Other                             8.3            7.7            8.0             7.2
Earnings Before Income Taxes                             7.6            3.9            7.7             4.2
Income Taxes                                             2.7            1.3            3.0             1.4
Earnings After Taxes                                     4.9            2.6            4.7             2.8

    Sales for the third quarter of fiscal 1995 increased 7.2% to $22,758,000 compared to sales of $21,226,000 for the third quarter of fiscal 1994. For the first nine months sales increased 9.9% to $68,351,000 compared to sales of $62,176,000 for the comparable period last year. The increase in sales for both the third quarter and first nine months was due primarily to the additional stores opened this year. Comparable store sales for the quarter were higher than last year by 1.6% and for the first nine months comparable stores sales were 1.0% higher.

    Food and beverage cost as a percent of sales at 28.7% for the third quarter of 1995 was slightly higher than the 28.4% for the comparable period last year. For the first nine months food and beverage cost as a percent of sales decreased to 28.5% from 28.8% for the comparable period in fiscal 1994. The higher food cost in the third quarter this year is primarily the result of higher chicken and lettuce prices in September.

    Labor costs showed significant improvement, declining in the third quarter as a percent of sales to 34.7% from 37.2% in last year's third quarter. First nine months labor cost as a percent of sales at 35.0% is down from the 37.5% for the comparable period last year. These savings were the result of changes made to more closely match the hourly employee and management staffing to sales volume.

    Operating expense for the third quarter as a percent of sales at 16.5% was slightly better than the 16.6% in the third quarter last year. Operating expense for the first nine months this year as a percent of sales was 16.4%. This was up from 16.3% for the comparable period last year. This increase was due to higher repair and maintenance. As the average age of the Company's units continues to grow, additional costs are required to keep the facilities in top working condition.

    Restaurant depreciation and amortization as a percent of sales in the third quarter was 4.2%, down 2.0 percentage points from the 6.2% for the comparable period last year. First nine months restaurant depreciation and amortization as a percent of sales was 4.4%, down 1.6 percentage points from the 6.0% for the comparable period last year. The Company's policy is to capitalize certain costs incurred prior to opening. These costs are then amortized over the first twelve months of operations. This year's third quarter expense includes amortization related to three units during the third quarter. The comparable period last year included amortization for eleven units.

    General and Administration expenses are higher than last year for both the third quarter and year to date. The third quarter increase is due to the hiring of additional trainees in anticipation of new units late this year and early next year, as well as the expenses related to the relocation of the Company's administrative offices to Florida. The year to date expense includes, in addition to trainee and relocation costs, the cost of Executive and Senior Operations Management bonus payments this year while no bonus was paid in the first half of last year.

    Interest expense for the third quarter as a percent of sales at 1.8% was .4 percentage points lower than the comparable period last year. Interest expense for the first nine months as a percent of sales was unchanged from the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of working capital are cash flows from operations and borrowings under a revolving term note agreement which provides a $16,300,000 line of credit. Cash flows from operations during the first nine months of 1995 totaled $6,737,000 and the Company increased its borrowings under the revolving term note by $1,324,000 leaving the outstanding balance at October 1, 1995 at $10,369,000.

    The Company planned to open five or six new restaurants in 1995. One new restaurant was opened in the first nine months of 1995, but no new units were opened during the third quarter. However, four sites were under development at the end of the third quarter. Two of these units will open in the fourth quarter of 1995 and two in the first quarter of 1996. Capital expenditures for new units as well as the refurbishing and remodeling of existing units totaled $8,154,000 during the first nine months of 1995. These expenditures were funded by cash flows from operations and additional borrowings from the revolving term note. Completion of these units will require an approximate additional expenditure of $4,000,000 in 1995. These expenditures will be funded out of cash flow from operations and additional borrowing on the revolving term note agreement. The Company believes that cash flows from operations, together with borrowings from the revolving term note will be sufficient to fund the remaining 1995 planned expansion as well as ongoing maintenance and remodeling of existing units.

    In October 1992, the Company sold $23,000,000 of 6 3/4% Convertible Subordinated Debentures Due 2002. During December 1994, the Company repurchased $2,500,000 in principal of these convertible subordinated debentures in the open market for a discounted purchase price of $1,617,500, with settlement dates in December 1994 and January 1995. The Company expended $642,500 in January to complete this repurchase transaction. These debentures are subject to limited annual redemption by the bondholders and to limited redemption on the death of a beneficial owner. The annual redemption is capped at 5% of the original gross proceeds and occurs on each November 1.
Redemptions on death are subject to a cap of $25,000 per holder per year. Pursuant to these two redemption options, the Company expects additional principal redemptions of approximately $1,200,000 of the Debentures during the fourth quarter of 1995. The Company believes that cash flows from operations and additional borrowings from the revolving term note will be sufficient to fund these expected principal reductions.

    In October 1995, the Company entered into a contract with Darden Restaurants, Inc., to purchase six restaurants for approximately $11.2 million. The Company is now in the process of raising its line of credit to $33,000,000 and extending the revolving period of the agreement to December 31, 1997 (which will then convert to a five year term loan) in order to provide the funds to complete this contract and for additional expansion in 1996 and 1997.

    During the first quarter of 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to the Chairman of the Board from the First Union National Bank of Tennessee. The loan bears interest at such Bank's prime rate plus 1/4%, had an initial term of 18 months and is secured by a pledge of 570,000 Common Shares (owned by the Chairman) to the Bank. In the third quarter of 1995 the loan was acquired by NationsBank of Tennessee and its maturity was extended for an additional 24 months. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the loan prior to calling on the Company for its guaranty. At November 6, 1995, the undiscounted fair market value of the pledged shares was approximately $5,771,250. The loan is scheduled to mature in the third quarter of 1997. The guaranty secures the loan until it is repaid or refinanced without a guaranty. The Company expects the Chairman will repay or refinance the loan before its presently scheduled maturity. If the loan is not so repaid or refinanced, the Company would fund any obligation it incurs under the terms of its guaranty from additional borrowings under its line of credit. The Company does not believe that it will be required to make any material payment under the guaranty in 1995 or 1996; however, there can be no assurance that the loan will be repaid or refinanced on terms that will not result in continuing the guaranty or in a material payment.

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

         3.2. Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 4.5 of the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended April 1, 1990; Commission File No. 0- 16806).

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

    27.  FINANCIAL DATA SCHEDULE

          27.1.  Financial Data Schedule.

    (B)  REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed by Registrant during the fiscal quarter ended October 1, 1995.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COOKER RESTAURANT CORPORATION
                            (Registrant)

Date:  November 14, 1995

                            By: /s/ G. Arthur Seelbinder
                               -------------------------------------------------
                               G. Arthur Seelbinder
                               Chairman of the Board and Chief Executive Officer



                            By: /s/ David C. Sevig
                               -------------------------------------------------
                               David C. Sevig
                               Vice President - Chief Financial Officer

                                 EXHIBIT INDEX

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

   4.3     Rights Agreement dated as of February 1, 1990 between Registrant and
           National City Bank.                                                               *

   4.4     Amendment to Rights Agreement dated as of November 1, 1992 between
           the Registrant and National City Bank.                                            *

   4.5     Letter dated October 29, 1992 from the Registrant to First Union
           National Bank of North Carolina.                                                  *

   4.6     Letter dated October 29, 1992 from National City Bank to the
           Registrant.                                                                       *

   4.7     See Section 7.4 of the Loan Agreement dated as of August 26, 1991 between Registrant and First Union National Bank of Tennessee, as
           amended (Exhibit 10.1 to the Registrant's Quarterly Report on Form                *
           10-Q for the quarterly period ended September 29, 1991, Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1993 and Exhibit 10.4 to the Registrant's Annual
           Report on Form 10-K for the fiscal year ended January 1, 1995).

   4.8     Indenture dated as of October 28, 1992 between Registrant and First
           Union National Bank of North Carolina, as Trustee.                                *

  27.1 Financial Data Schedule (submitted electronically for SEC information only).

*Incorporated by reference.