Form 10-K
period 1995-12-31
COOKER RESTAURANT CORP /OH/
filed 1996-03-29
CIK 832412

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

For the fiscal year ended:  December 31, 1995   Commission file number:  1-13044

                         COOKER RESTAURANT CORPORATION
             (Exact name of registrant as specified in its charter)

                         OHIO                                                                        69-1292102
(State or other jurisdiction of incorporation or organization)                          (I.R.S. Employer Identification No.)
   5500 Village Boulevard, West Palm Beach, Florida                                                     33407
       (Address of principal executive offices)                                                      (Zip Code)


Registrant's telephone number, including area code:   (407) 615-6000
Securities registered pursuant to Section 12(b) of the Act:

                        Title of Class                                     Name of each exchange on which registered
Common Shares, without par value                                                  The New York Stock Exchange
Rights to Purchase Class A Junior Participating Preferred                        Trades with the Common Shares
Shares, without par value

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
               6 3/4% Convertible Subordinated Debentures Due 2002

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    / /

    The aggregate market value of Common Shares held by non-affiliates of the Registrant on March 1, 1996 was $72,632,896.

    The number of Common Shares outstanding on March 1, 1996 was 7,151,226.

    The following documents have been incorporated by reference into this Form 10-K:

                        Document                                              Part of Form 10-K
The Registrant's definitive Proxy Statement for its 1996 Annual Meeting       Part III
of Shareholders dated March 15, 1996

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     At March 2, 1996, the Registrant owned and operated 39 full service "Cooker(sm)" restaurants (the "Restaurants") in Ohio, Tennessee, Indiana, Kentucky, Florida, North Carolina, Georgia, Virginia, Maryland and Michigan. The Registrant's strategy is to provide consistent food quality, menu variety and value combined with a special emphasis on service and customer satisfaction. The Restaurants are designed to provide traditional and comfortable dining experiences rather than emphasizing a "theme" atmosphere or menu. The Restaurants feature moderately priced menu items prepared from original recipes using high quality fresh ingredients. The menu includes appetizers, soups, salads, chicken, fish, beef and pasta entrees, sandwiches, burgers and desserts, as well as alcoholic and non-alcoholic beverages. Entree selections range in price from $4.95 to $14.95.

RESTAURANT OPERATIONS

  The Registrant strives to maintain quality control and uniformity in the Restaurants through careful training and supervision of personnel, use of a standard Restaurant operations manual relating to preparation of food and beverages, maintenance of premises and conduct of personnel, and consistent Restaurant layout and design.

  The Restaurants generally offer food service from 11:00 a.m. to 11:00 p.m., Sunday through Thursday, and 11:00 a.m. to midnight on Friday and Saturday. All menu items (other than alcoholic beverages) are available for carry-out.

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

  The Registrant's commitment to meeting the highest standards of customer service is reflected in its 1995 labor costs which were 34.9% of 1995 sales, which the Registrant believes is a higher percentage than that of many other full service restaurant companies. The Registrant's Restaurants have a general manager, a kitchen manager and up to six assistant managers, which the Registrant believes is a higher number of managers per operating unit than that of many other full service restaurant companies. The Registrant believes its high level of Restaurant management staffing is important in seeking to meet its goal of 100% customer satisfaction.

  The Registrant hires personnel only after extensive interviews. Prior restaurant experience is not a prerequisite for employment. Instead, the Registrant seeks to recruit employees who share the Registrant's commitment to high standards of customer service and whose personalities are compatible with the Registrant's philosophy. Each new non-management employee is initially trained for a minimum of seven to ten days, or longer if hired for a new Restaurant. New management personnel undergo 90 to 120 days of training.

FOOD AND BEVERAGES

  The Restaurants offer a varied menu of approximately 60 items including appetizers, soups, salads, chicken, fish, beef and pasta entrees, sandwiches, burgers, desserts, and beverages. Most menu food items are prepared on premises using fresh ingredients according to original recipes. The Registrant places special emphasis on the prompt preparation and delivery of food and beverages to the customers. Each Restaurant offers alcoholic beverages, including liquor, wine, and beer, which constituted approximately 11% of sales in 1995.

DESIGN

     The Restaurants are designed to be comfortable and functional, with a casual, contemporary decor featuring wood, brass, and framed graphic art. The average Restaurant is approximately 7,600 square feet (of which approximately 40% is devoted to kitchen and service areas) with seating for approximately 245 customers. However, seven of the nine Restaurants planned to be opened in 1996 will have in excess of 8,000 square feet and will seat approximately 270 customers. This increase is a result of the size of the existing facilities that the Registrant plans to convert into Restaurants and does not reflect a management decision to increase the size of future Restaurants. The majority of the seating is in booths, which enhances customer privacy and comfort. Each Restaurant has a separate bar area which has stool and booth seating.

     The typical Restaurant kitchen is comparatively large by industry standards and is designed for quality and speed of food preparation. These kitchens permit the Registrant to be flexible in the types of food items which can be prepared and to adapt to changing consumer tastes and preferences.

DEVELOPMENT AND EXPANSION

    The Registrant is an Ohio corporation which was the surviving corporation of the merger of affiliated corporations in 1988. At that time the Registrant operated six restaurants. The following table sets forth the Registrant's unit growth since 1988:

YEAR                               1989         1990          1991          1992          1993          1994          1995
RESTAURANTS OPEN AT                 8            10            12            15            20            29            35
START OF YEAR

RESTAURANTS OPENED                  2             2             3             5             9             6            3*
DURING YEAR

    The Registrant purchased six properties from a subsidiary of Darden Restaurants, Inc. for a cash purchase price of approximately $11,200,000 on January 4, 1996. The properties purchased by the Registrant had been used by Darden or its subsidiaries and their respective predecessors as "China Coast Restaurants," but Darden and its subsidiaries, or their predecessors, closed them prior to putting them up for sale. The Registrant plans to remodel these properties extensively to conform to its requirements prior to opening them as Cooker Bar and Grille(R) restaurants in the second quarter of 1996. The funds used to pay for this purchase were provided by draws on the Registrant's line of credit from First Union National Bank of Tennessee. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION; Liquidity and Capital Resources".

     The Registrant opened three Restaurants and closed one in 1995 and plans to open nine Restaurants in 1996. The Registrant anticipates that cash on hand along with funds generated from operations and bank borrowings will be sufficient to finance these Restaurants. Further expansion will be dependent on, among other things, the Registrant's future operations, the availability of capital, desirable site locations, the ability to attract qualified employees, securing appropriate local government approvals, and future economic conditions. The Registrant has no definite commitments to develop Restaurants after 1996 and there can be no assurance that the Registrant will be able to locate and acquire suitable sites for expansion.

     The Registrant considers the specific location of a Restaurant to be critical to its long-term success and devotes significant effort to the investigation and evaluation of potential sites. In order to efficiently control its operations and administrative costs, the Registrant anticipates that further expansion will be in medium to large size metropolitan areas in the Midwest, East and Southeast, primarily in areas where the Registrant currently operates Restaurants. Within these market areas, the Registrant intends to locate Restaurants in freestanding buildings and in retail developments in proximity to high density, high traffic, office, residential, and retail areas. To date, the Reg-

---------------

* The Registrant closed and leased one Restaurant in Florence, Kentucky in 1995 istrant has developed new Restaurants and has converted existing facilities into Restaurants. While development costs vary depending on location, the cost of developing and opening a Restaurant (land, building, fixtures, furnishings, equipment, and pre-opening expenses) is approximately $2.35 million and the cost of converting an existing facility into a Restaurant (land, building, renovation, fixtures, furnishings, equipment, and pre-opening expenses) is comparable although varies greatly depending on the quality and condition of the existing facility.

COMPETITION

     The food service industry is intensely competitive with respect to price, service, location, and food quality. Competition within the casual dining segment of the restaurant industry is expected to remain intense with respect to price, service, type and quality of food, location and personnel. The
Registrant is not a significant factor in the industry and there are many well-established competitors with greater financial and other resources than the Registrant. Such competitors may have been in existence for a substantially greater period of time than the Registrant and may be better established in the areas where the Restaurants are or will be located. The restaurant business is often affected by changes in consumer tastes, economic conditions, population, traffic patterns, availability of employees, and cost increases.

GOVERNMENT REGULATION

     The Registrant's restaurant operations are subject to various health, sanitation, and safety standards as well as to state and local licensing and regulation of the sale of alcoholic beverages. A significant portion of the revenues of the Restaurants is attributable to the sale of alcoholic beverages. Each Restaurant has a liquor license from state liquor regulatory authorities allowing it to sell liquor, beer and wine, and in some states or localities, to provide service for extended hours and on Sunday. Each Restaurant has food service licenses from local health authorities, and similar licenses would be required for each new Restaurant. The failure to obtain or retain liquor or food service licenses could adversely affect, or in an extreme case, terminate, the operations of an affected Restaurant. However, each Restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations. The development and construction of additional Restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. Because matters of zoning, land use and related issues often become subject to local political concerns and forces, there can be no assurance that the Registrant will be able to obtain necessary variances or other approvals on a cost effective and timely basis in order to construct and develop future Restaurants. The Registrant's restaurant operations are also subject to federal and state minimum wage laws and other laws governing such matters as working conditions, overtime and tip credits.

EMPLOYEES

     At March 2, 1996, the Registrant had approximately 3,524 employees, of which 3,251 were Restaurant employees, 242 were Restaurant management personnel, and 31 were corporate staff personnel. None of the Registrant's employees is represented by a labor union or a collective bargaining unit. The Registrant considers relations with its employees to be satisfactory.

MARKS

     The Registrant has registered the service marks "Cooker Bar and Grille(R)" and Design and "The Southern Cooker -- Home Style Restaurant & Bar(R)" and Design with the United States Patent and Trademark Office. The Registrant also uses the word Cooker(sm) as a service mark in combination with words and designs other than those used in the registered marks. Other providers of restaurant services use trade names that include the word "cooker." Some of these users may resist the Registrant's use of its marks, as it expands into new territories. However, in view of the extensive third party use of such trade names, management believes that the Registrant should be in a reasonably good position to resist adverse claims. This same extensive third party use means, however, that the Registrant may in the future have difficulty blocking use by others of marks incorporating the word "cooker." It is possible for prior users to develop rights in such marks in their geographic territories and it would be difficult for the Registrant to limit such use, even though the Registrant has a federal registration.

ITEM 2. PROPERTIES.

     At March 2, 1996, the Registrant operated 39 Restaurants. The following table sets forth certain information regarding the Restaurants:



                                                                                    APPROXIMATE
                                                                  APPROXIMATE         SEATING          OWNED OR
 LOCATION            METROPOLITAN AREA         DATE OPENED        SQUARE FEET        CAPACITY(1)       LEASED(2)

FLORIDA
-    Altamonte         Orlando                   May 1994             7,200             224                 owned
     Springs
-    Ft. Myers         Ft. Myers-Cape Coral      December 1992        8,200             274                 leased
-    Gainesville       Gainesville               May 1992             7,200             241                 owned
-    Melbourne         Melbourne-Titusville-     August 1992          8,000             265                 owned
                       Palm Bay

-    Palm Harbor       Tampa-St. Petersburg-     April 1995           7,200             244                 owned
                       Clearwater
GEORGIA

-    Alpharetta        Atlanta                   September 1994       7,200             244                 leased
-    Wildwood          Atlanta                   October 1993         7,200             240                 leased
INDIANA
-    Keystone          Indianapolis              June 1988            8,200             260                 leased
-    Willow Lake       Indianapolis              March 1993           7,865             282                 owned
KENTUCKY
-    Hurstbourne       Louisville                October 1991         8,000             241                 leased
     Plaza

MARYLAND

-    Bethesda          Washington, DC            January 1994         7,200             232                 owned
MICHIGAN
-    Ann Arbor         Detroit                   October 1994         7,200             232                 leased
-    Auburn Hills      Detroit                   May 1992             8,200             254                 owned
-    Livonia           Detroit                   December 1989        7,300             222                 leased
-    Novi              Detroit                   October 1993         7,200             241                 owned


                                                                                    APPROXIMATE
                                                                  APPROXIMATE         SEATING          OWNED OR
 LOCATION            METROPOLITAN AREA         DATE OPENED        SQUARE FEET        CAPACITY(1)       LEASED(2)
NORTH CAROLINA

-    Raleigh           Raleigh-Durham-           December 1993        7,200             238                 owned
                       Chapel Hill

OHIO

-    Governor's        Cincinnati                December 1990        9,100             239                 owned(3)
     Hill

-    Paxton Road       Cincinnati                June 1994            6,800             211                 leased

-    Springdale        Cincinnati                May 1993             9,433             253                 owned

-    Rockside          Cleveland                 November 1991        8,400             282                 leased

-    Beachwood         Cleveland                 July 1987            8,100             250                 leased

-    Westlake          Cleveland                 November 1992        6,700             214                 owned

-    Solon             Cleveland                 November 1995        7,200             234                 owned

-    Bethel Road       Columbus                  November             7,200             225                 leased
                                                 1985(4)

-    Cleveland         Columbus                  December 1987        7,800             265                 owned(3)
     Avenue
-    East Main St.     Columbus                  August 1990          7,240             223                 owned(3)

-    North High St.    Columbus                  December 1992        8,200             266                 owned

-    Hamilton Rd.      Columbus                  January 1996         8,392             288                 leased

-    Miamisburg        Dayton                    November 1991        7,700             230                 owned
     Centerville

-    Toledo            Toledo                    October 1993         7,200             238                 owned

-    Sylvania          Toledo                    October 1995         6,915             237                 leased

TENNESSEE

-    Memphis II        Memphis                   October 1993         7,200             242                 owned

-    Regalia           Memphis                   March 1989           7,800             233                 leased
     Center

-    Hermitage         Nashville                 April 1984(4)        6,100             219                 owned(3)

-    Murfreesboro      Nashville                 March 1996           7,667             234                 owned

                                                                                    APPROXIMATE
                                                                  APPROXIMATE         SEATING          OWNED OR
 LOCATION            METROPOLITAN AREA         DATE OPENED        SQUARE FEET        CAPACITY(1)       LEASED(2)
-    Parkway           Nashville                 December 1986        7,200             225                 owned(3)

-    Rivergate         Nashville                 October 1988         8,100             264                 owned(3)

-    West End          Nashville                 October 1984(4)      10,000            331                 leased

VIRGINIA

-    Fairfax           Washington, DC            December 1993        7,200             238                 owned

(1)  Includes seating capacity in bar area.

(2) All leases are with unaffiliated lessors. The lease terms, including options exercisable by the Registrant, range from 16 to 48 years. See Note 10 to the Financial Statements of the Registrant for information relating to lease commitments.

(3) Subject to a mortgage granted to the First Union National Bank of Tennessee to secure the $33.0 million revolving credit/term loan agreement provided by the bank to the Registrant pursuant to an Amended and Restated Loan Agreement dated as of December 22, 1995.

(4) Hermitage, West End and Bethel Road were opened by third parties and acquired by the Registrant's corporate predecessors in 1986.

    Additionally, the Registrant has purchased six sites for the construction of Restaurants in the future. See "Development and Expansion", in Item 1, above.
In 1995, the Registrant purchased a 32,000 square foot office building in West Palm Beach, Florida, remodeled it and moved into it as its new executive offices. Currently the Registrant leases 40 percent of that facility to an unaffiliated lessee. The lease term runs through May of 1998. The Registrant leases a 15,000 square foot location in Columbus, Ohio from an unaffiliated third party for a term through 1999 which is the Registrant's former executive offices. The Registrant has entered into a short term sublease for this property with an unaffiliated third party and is attempting to dispose of the property altogether. The Registrant closed a Restaurant in Florence, Kentucky in 1995 and is currently leasing the site to an unaffiliated third party while attempting to dispose of it.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below is information regarding the executive officers of the Registrant as of January 1, 1996:

     G. ARTHUR SEELBINDER, age 52, is a founder of the Registrant. He has been Chairman of the Board, Chief Executive Officer and a director of the Registrant since 1986 and served as President from September 1989 until December 1994. He was Chairman of the Board of Cooker Corporation (a predecessor of the Registrant) from 1984 until 1988 when it was merged into the Registrant. Mr. Seelbinder is also a director and the President of Financial Land Corporation, a real estate holding company.

     PHILLIP L. PRITCHARD, age 46, has been a director of the Registrant since 1994 and has served as the President and Chief Operating Officer of the Registrant since December 1994. Prior to joining the Registrant, Mr. Pritchard spent 22 years with General Mills Restaurants Inc. ("GMRI"). Most recently, Mr. Pritchard served as Executive Vice President, Operations for GMRI's Red Lobster restaurants from 1986 through 1992 and Executive Vice President, Operations for GMRI's China Coast restaurants from 1992 to 1993. He has an MBA degree from Rollins College Graduate School of Business Administration.

     DAVID C. SEVIG, age 52, has been Vice President - Chief Financial Officer of the Registrant since June 1995. Prior to joining the Registrant, Mr. Sevig was with GMRI from 1967 through 1994 where he served as Vice President Controller of international restaurants for six years and Vice President - Controller of Red Lobster restaurants for ten years before that. From May 1994 through May 1995, he was with Blockbuster Entertainment developing the Block Party entertainment concept.

     GLENN W. COCKBURN, age 40, is a founder of the Registrant. He has been a director of the Registrant since 1989. In 1991, he was elected Senior Vice President - Operations of the Registrant. He was Vice President - Food Services of the Registrant from 1988 to 1991 and was Vice President of Food Operations of Cooker Corporation from 1986 to 1988 when it was merged into the Registrant. He is a graduate of the Culinary Institute of America in Hyde Park, New York.

     MARGARET A. EPPERSON, age 50, has been Secretary and Treasurer of the Registrant since 1986.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Common Shares traded in the NASDAQ-National Market System ("NASDAQ-NMS") until May 11, 1994 when the shares began trading on the New York Stock Exchange ("NYSE") under the symbol "CGR". The prices set forth below reflect high and low sale prices for Common Shares in each of the quarters of 1994 and 1995 as reported by the NASDAQ-NMS or NYSE, as appropriate.

                  1995                                    HIGH                    LOW

             1st Quarter                                $7 5/8                $  6 1/8
             2nd Quarter                                $12                   $  7 1/8
             3rd Quarter                                $13 1/8               $  9 3/4
             4th Quarter                                $11 3/8               $  9 3/8


                  1994

             1st Quarter                                $13 1/4               $  8 1/2
             2nd Quarter                                $ 9 3/8               $  7
             3rd Quarter                                $ 8                   $  6 1/8
             4th Quarter                                $ 8 1/8               $  5 7/8

    On March 1, 1996, the Registrant had approximately 2,700 shareholders of record.

    The Registrant declared and paid an annual cash dividend of $.06 per Common Share for fiscal 1995 and of $.05 per Common Share for fiscal 1994, in each case, in February of the following year. Under the Registrant's bank revolving credit/term loan agreement, dividends may be declared in any fiscal year during which the Registrant's net income for that year exceeds $2,000,000 and such dividends, together with all other dividends paid within such fiscal year, do not exceed 15% of the Registrant's net income for the previous fiscal year.

ITEM 6. SELECTED FINANCIAL DATA.

         The following table presents selected financial and operating data of the Registrant and is qualified in its entirety by the more detailed Financial Statements presented elsewhere in this Annual Report.

                                                  (in thousands, except per share data(1))
                                                                FISCAL YEAR(2)
                                     -------------------------------------------------------------------
                                         1995          1994          1993         1992          1991
                                     ------------- ------------  ------------ ------------- ------------
Sales                                $91,678       $84,169       $66,688      $53,028       $39,516
Income:
    Before extraordinary item          4,432         2,481         3,494        3,980         2,615
    Extraordinary gain                   -             484           -            -             -
    Total                              4,432         2,965         3,494        3,980         2,615
Earnings per share(1):

    Before extraordinary item            .60           .34           .45          .52           .38
    Extraordinary gain                   -             .07           -            -             -
    Total                                .60           .41           .45          .52           .38
Long-term debt                        35,976        28,600        23,000       23,000           -
Total assets                          83,181        70,852        66,598       62,068        31,659
Dividends per share(1)                   .05           .05           .05         .035           .03

-----------------------

(1) Per share data is adjusted to reflect the 1-for-3 reverse stock split which was effective April 29, 1991, and the 2-for-1 stock split on April 13, 1992.

(2) Ended December 31, 1995, January 1, 1995, January 2, 1994, January 3, 1993 and December 29, 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth as a percentage of sales certain items appearing in the Registrant's statement of income.

                                                                                    FISCAL YEAR(1)
                                                               --------------------------------------------------------
                                                                1995             1994(2)            1993(2)
                                                               ------------------ ------------------ ------------------
Sales                                                          100.0%             100.0%             100.0%

Cost of sales:
     Food and beverages                                        28.6               28.7               28.2
     Labor                                                     34.9               37.3               35.0
     Restaurant operating expenses                             16.4               16.1               15.8
     Restaurant depreciation and amortization                  4.3                6.0                6.1
Total cost of sales                                            84.2               88.1               85.1

Restaurant operating income                                    15.8               11.9               14.9

Other (income) expenses:
     General and administrative                                6.3                5.4                5.5
     Interest expense                                          2.0                2.1                1.7
     Gain on sale of property                                  (.3)               -                  -
     Interest and other income                                 -                  (.1)               (.5)
Total other                                                    8.0                7.4                6.7

Income before income taxes and extraordinary item              7.8                4.5                8.2

Income taxes before extraordinary item                         3.0                1.5                3.0

Income before extraordinary item                               4.8                3.0                5.2

Gain from extraordinary item, net of income taxes              -                  0.5                -

Net income                                                     4.8                3.5                5.2

-----------------------

(1) The fiscal years ended on December 31, 1995, January 1, 1995 and January 2, 1994, respectively.

(2) Certain fiscal 1994 and 1993 amounts have been reclassified to conform with fiscal 1995 presentations.

1995 COMPARED WITH 1994

    Sales increased $7,509,000 or 9% in 1995 over 1994. The increase was primarily due to sales generated from new restaurants opened during fiscal 1995 and those opened late in fiscal 1994. The 1995 openings included units in Gainesville, Florida; Sylvania (Toledo), Ohio and Solon (Cleveland), Ohio. Same store sales increased during 11 of the 12 months of the year with an average increase of .8%.

    Restaurant operating income as a percent of sales increased from 11.9% in 1994 to 15.8% in 1995. The increase was due primarily to a reduction in store management staffing as well as changes to the Registrant's hourly employee staffing schedules and related payroll tax and benefit savings. Labor costs were reduced from 37.3% of sales in 1994 to 34.9% of sales in 1995.

    The Registrant experienced unusually high produce prices in the second quarter and higher than normal chicken prices in the second and third quarters of 1995. However, changes in the items on the menu made during the year offset these temporary cost increases and cost of food and beverages in 1995 of 28.6% was down from 28.7% in 1994. No significant menu price increases were made during fiscal 1995.

    Restaurant operating expenses increased to 16.4% in fiscal 1995 from 16.1% in 1994. Most of this increase was the result of higher repair and maintenance spending.

    Restaurant depreciation and amortization of store pre-opening expenses decreased as a percent of sales from 6.0% in 1994 to 4.3% in 1995. This change was due to lower amortization of pre-opening expenses which is a result of the slowdown in the number of new units opening.

    General and administrative expenses increased as a percent of sales to 6.3% in 1995 from 5.4% in 1994. This increase was the result of the payment of higher management bonuses in 1995 due to significantly stronger Registrant performance and the addition of the President - Chief Operating Officer for all of 1995.

    Interest expenses of 2.0% of sales in 1995 were down from 2.1% in 1994. This change was due to slightly lower interest rates.

    The 1995 provision for income taxes was 38.1% of income before income taxes. This included a $205,000 provision for the Registrant's estimate of additional tax liability.

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

    Restaurant operating income as a percent of sales decreased to 11.9% in 1994 as compared to 14.9% in 1993. The decline was primarily due to a moderate increase in commodity costs for raw materials and below Registrant average sales volumes in some of the newer stores. Food and beverage costs as a percentage of sales increased from 28.2% in 1993 to 28.7% in 1994 primarily as a result of the commodity cost increase noted above. Labor costs increased from 35.0% in 1993 to 37.3% in 1994. Since a significant portion of our labor costs are fixed, labor expense increases as a percentage of sales as average sales volumes decline. As a result of the lower sales volumes experienced in some of the newer stores, the Registrant reviewed store staffing models in 1994 and tested a reduced labor staffing model in several markets. The new staffing model has reduced the amount of fixed labor expenses and provided more flexibility in improving the labor costs in stores with lower sales volumes.

    Restaurant operating expenses, including relatively fixed occupancy costs, were also negatively impacted by the lower sales volumes and increased from 15.8% in 1993 to 16.1% in 1994.

    Restaurant depreciation and amortization, including amortization of store pre-opening expenses, decreased as a percent of sales from 6.1% in 1993 to 6.0% in 1994. This change is the result of an increase in depreciation as a percent of sales due primarily to lower sales volume offset by a relative reduction of pre-opening expenses. Beginning January 1993 the Registrant began amortizing store preoperational expenses over a 12-month period as compared to the 36-month period used previously. In addition to the change in the amortization period, the Registrant expensed an additional $950,000 of preoperational expenses in the fourth quarter of 1993 for stores that were opened before 1993 so that accounting treatment would be consistent for all Restaurants.

    General and administrative expenses declined from 5.5% of sales in 1993 to 5.4% in 1994 primarily due to these expenses being spread over an increasing number of Restaurants.

    Interest expense increased from 1.7% of sales in 1993 to 2.1% of sales in 1994. The increase reflects interest expense incurred on the Registrant's revolving term note which was not drawn on in 1993 and had an average outstanding balance of $6,683,000 during 1994 and interest expense on the subordinated convertible debentures issued in October 1992 (see Liquidity and Capital Resources discussion below).

    The 1994 provision for income taxes before extraordinary items was 34.0% of income before income taxes and extraordinary items, reflecting approximately $250,000 of credits from the FICA tip tax credit.

    During the fourth quarter of 1994, the Registrant repurchased $2,500,000 principal of its 6 3/4% Convertible Subordinated Debentures Due 2002 in the open market for a discounted purchase price of $1,617,500 which resulted in an after tax extraordinary gain of $484,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Registrant's primary sources of working capital are cash flows from operations and borrowings under a revolving term note agreement which provides a $33,000,000 line of credit. At December 31, 1995, the Registrant had outstanding borrowings of $18,106,000 under the revolving term note agreement.

    During 1995, the Registrant opened three new units and closed one. Capital expenditures for these new units, the purchase of an office building, and the refurbishing and remodeling of existing units totaled $17,200,000 and were funded by cash flows of $9,495,000 from operations and borrowings from the $33,000,000 line of credit. The Registrant plans to open nine units in 1996. Total cash expenditures for the 1996 expansion are estimated to be approximately $18,500,000. The Registrant believes that cash flow from operations together with borrowings from the revolving term note agreement will be sufficient to fund the planned expansion as well as the ongoing maintenance and remodeling of existing Restaurants.

    The Registrant completed a registered public offering in October 1992 of $23,000,000 of 6 3/4% Convertible Subordinated Debentures Due 2002. These debentures are subject to limited annual redemption by the bondholders and to limited redemption on the death of a beneficial owner. The annual redemption is capped at 5% of the original gross proceeds and occurs on each November 1. Redemptions on death are subject to a cap of $25,000 per holder per year. Pursuant to these two redemption options, the Registrant redeemed $1,180,000 in principal amount of these debentures during 1995 and expects a similar principal redemption to occur in 1996. During December 1994, the Registrant repurchased $2,500,000 in principal amount of these debentures in the open market for a discounted purchase price of $1,617,500 with settlement dates in December 1994 and January 1995. During December 1995, the Registrant repurchased $250,000 in principal amount of the debentures in the open market for a discounted purchase price of $221,612. As a result of these transactions, which were funded through additional draws on the Registrant's revolving term note, the remaining outstanding balance of the debentures at December 31, 1995 was $17,870,000. The Registrant believes that cash flow from operations and additional borrowings from the revolving term note will be sufficient to fund the expected principal redemptions in 1996.

    During the first quarter of 1994, the Board of Directors approved a guaranty by the Registrant of a loan of $5,000,000 to the Chairman of the Board from First Union National Bank of Tennessee. The loan bore interest at such Bank's prime rate plus 1/4%, had an initial term of 18 months and was secured by a pledge of 570,000 Common Shares (owned by the Chairman) to the Bank. In the third quarter of 1995, the loan was acquired by NationsBank of Tennessee and its maturity was extended for an additional 24 months. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the loan prior to calling on the Registrant for its guaranty. At March 1, 1996, the undiscounted fair market value of the pledged shares was approximately $7,338,750. The loan is scheduled to mature in the third quarter of 1997. The guaranty secures the loan until it is repaid or refinanced without a guaranty. The Registrant expects that the Chairman will repay or refinance the loan before its presently scheduled maturity. If the loan is not so repaid or refinanced, the Registrant would fund any obligation it incurs under the terms of its guaranty from additional borrowings under its line of credit. The Registrant does not believe that it will be required to make any material payment under the guaranty in 1996; however there can be no assurance that the loan will be repaid or refinanced on terms that will not result in continuing the guaranty or in a material payment.

    The Chairman paid a guaranty fee of 1/4% of the principal amount of the loan guaranteed to the Registrant at the time the loan was guaranteed and will also pay such fee on each anniversary of the guaranty as long as it is outstanding. The loan was refinanced in part because the Board of Directors determined that the transfer of the indebtedness from the First Union National Bank of Tennessee to NationsBank of Tennessee would be in the best interests of the Registrant, as guarantor of such indebtedness, in that it would reduce the conflict of interest between First Union's role as a lender to the Registrant and its role as a lender to one of the Registrant's officers and reduce the possibility that First Union might sacrifice the Registrant's interests in an attempt to protect its position on the loan to the Chairman. Because of the Registrant's request that the loan be refinanced, it was determined by the Board of Directors that the costs incurred by the Chairman are properly chargeable to the Registrant and the Registrant paid or reimbursed the Chairman approximately $42,000 for the costs incurred in such refinancing.

SFAS NO. 123

    In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock based employee compensation plans. The statement defines a "fair value based method" of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS No. 123 also allows an entity to continue to measure compensation costs for those plans using the "intrinsic value based method" of accounting, which the Registrant currently uses. The Registrant currently plans on adopting SFAS No. 123 for fiscal 1996 and intends to retain the intrinsic value method of accounting for stock based compensation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Registrant, and the related notes, together with the report of Price Waterhouse LLP dated January 29, 1996, are set forth at pages F-1 through F-15 attached hereto.

    The following table sets forth unaudited quarterly operating results for the eight fiscal quarters beginning January 3, 1994 and ending December 31, 1995. The Registrant believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected quarterly information when read in conjunction with the financial statements included elsewhere herein. The information includes all normal recurring adjustments the Registrant considers necessary for a fair presentation thereof in accordance with generally accepted accounting principles.

                                                              (in thousands, except per share data)
                                                     1995                                             1994(1)
                               --------------------------------------------     ------------------------------------------------
                                 1ST         2ND          3RD         4TH         1ST          2ND         3RD          4TH
                               QUARTER     QUARTER      QUARTER     QUARTER     QUARTER      QUARTER     QUARTER      QUARTER
                              ----------- -----------  ----------- ----------- -----------  ----------- -----------  -----------
Sales                          $22,899     $22,694      $22,758     $23,327     $20,120      $20,830     $21,226      $21,993
Restaurant operating
 income(2)                     3,556       3,547        3,615       3,743       2,473        2,159       2,452        2,924
Income before income taxes
 and extraordinary item        1,806       1,723        1,733       1,901       1,003        814         820          1,124
Income before extraordinary
 item                          1,005       1,102        1,109       1,216       652          554         549          726
Extraordinary gain (net of
 income taxes)                 -           -            -           -           -           -            -            484
Net income                     1,005       1,102        1,109       1,216       652          554         549          1,210
Earnings per share
    Before extraordinary item  .14         .15          .15         .16         .09          .08         .07          .10
    Extraordinary gain         -           -            -           -           -            -           -            .07
    Total                      .14         .15          .15         .16         .09          .08         .07          .17

-----------------------

(1) Certain amounts related to the first three quarters of fiscal 1994 have been reclassified to conform to fiscal 1994 fourth quarter presentations.

(2) Represents sales less food and beverages, labor, restaurant operating expenses and depreciation and amortization.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the Registrant's directors is set forth at "ELECTION OF DIRECTORS; Nominees for Election as Directors, Directors Whose Terms
Continue Until the 1997 Annual Meeting and Directors Whose Terms Continue Until the 1998 Annual Meeting" in the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders dated March 15, 1996 (the "1996 Proxy Statement") and information regarding late filings of reports required by Section 16(a) of the Securities Exchange Act of 1934 is set forth at "CERTAIN FILINGS" in the 1996 Proxy Statement which information is incorporated herein by reference. Information regarding the Registrant's executive officers is set forth in PART I of this report at "Supplemental Item. Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is set forth at "COMPENSATION OF MANAGEMENT" in the 1996 Proxy Statement which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is set forth at "SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 1996 Proxy Statement which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is set forth at "COMPENSATION OF MANAGEMENT; Certain Transactions" in the 1996 Proxy Statement which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A)  DOCUMENTS FILED AS PART OF THIS FORM 10-K.

         (1)  Financial Statements:

              Independent Accountants' Report dated January 29, 1996

              Balance Sheet as of December 31, 1995 and January 1, 1995

              Statement of Income for the Fiscal Years Ended December 31, 1995, January 1, 1995 and January 2, 1994

              Statement of Changes in Shareholders' Equity for the Fiscal Years Ended December 31, 1995, January 1, 1995 and January 2, 1994

              Statement of Cash Flows for the Fiscal Years Ended December 31, 1995, January 1, 1995 and January 2, 1994

              Notes to Financial Statements for the Fiscal Years Ended December 31, 1995, January 1, 1995 and January 2, 1994

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

              4.6. Letter dated October 29, 1992 from National City Bank to the Registrant (incorporated by reference to Exhibit 4.6 to the 1992 Form 10-K).

              4.7. See Section 7.4 of the Amended and Restated Loan Agreement dated December 22, 1995 between Registrant and First Union National Bank of Tennessee. (see 10.4 below).

              4.8. Indenture dated as of October 28, 1992 between Registrant and First Union National Bank of North Carolina, as Trustee (incorporated by reference to Exhibit 2.5 of Registrant's Form 8-A filed with the Commission on November 10, 1992; Commission File Number 0-16806).

              (10) MATERIAL CONTRACTS (* Management contract or compensatory plan or arrangement.)

              10.1. Purchase and Sale Agreement dated October 20, 1995 between
                    GMRI, Inc. and Registrant (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated January 4, 1996 (the "1996 8-K"); Commission File No. 1-13044).

              10.2. First Amendment to Purchase and Sale Agreement dated October
                    __, 1995 between GMRI, Inc. and Registrant (incorporated by reference to Exhibit 99.2 of the 1996 8-K; Commission File No. 1-13044).

              10.3. Joinder of Escrow Agreement dated October 25, 1995 among
                    Lawyers Title Insurance Corporation, GMRI, Inc. and Registrant (incorporated by reference to Exhibit 99.3 of the 1996 8-K; Commission File No. 1-13044).

              10.4. Amended and Restated Loan Agreement dated December 22, 1995 between Registrant and First Union National Bank of
                    Tennessee.

              10.5. Form of Contingent Employment Agreement and schedule of executed Agreements. *

              10.6. The Registrant's 1988 Employee Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.12 of the Registrant's annual report on Form 10-K for the fiscal year ended December 29, 1991 (the "1991 Form 10-K"), Commission File No. 0-16806).*

              10.7. The Registrant's 1992 Employee Stock Option Plan
                    (incorporated by reference to Exhibit 10.14 to the 1991 Form 10-K).*

              10.8. The Registrant's 1988 Directors Stock Option Plan, as
                    amended and restated (incorporated by reference to Exhibit
                    10.15 of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1994 (the "1993 Form 10-K"), Commission File No. 0-16806).*

              10.9. The Registrant's 1992 Directors Stock Option Plan, as
                    amended and restated (incorporated by reference to Exhibit
                    10.16 of the 1993 Form 10-K).*

              10.10.  The Registrant's 1996 Officers' Stock Option Plan. *

             10.11. Guaranty and Suretyship Agreement dated March 22, 1994 between the Registrant and First Union National Bank of Tennessee (incorporated by reference to Exhibit 10.17 of the 1993 Form 10-K).

             10.12. Reaffirmation and Amendment to Guaranty and Suretyship
                    Agreement between Registrant and NationsBank of Tennessee, N.A. dated July 24, 1995 (incorporated by reference to
                    Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995; Commission File No. 1-13044).

             10.13. Separation Agreement and General Release dated October 26,
                    1994 between Registrant and William Z. Esch (incorporated by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1995; Commission File No. 1-13044).*

               (23) CONSENTS OF EXPERTS AND COUNSEL.

              23.1  Consent of Price Waterhouse LLP.

              (24)  POWERS OF ATTORNEY.

              24.1. Powers of Attorney.

              24.2. Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Registrant to sign pursuant to a power of attorney.

               (27) FINANCIAL DATA SCHEDULE.

              27.1. Financial Data Schedule.

     (B) REPORTS ON FORM 8-K.

         No current report on Form 8-K was filed by the Registrant during the fourth quarter of fiscal 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1996

                                       COOKER RESTAURANT CORPORATION
                                       (the "Registrant")

                                       By:      /s/ G. Arthur Seelbinder
                                          --------------------------------
                                          G. Arthur Seelbinder
                                          Chairman of the Board,
                                          Chief Executive Officer and Director
                                          (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1996.

               SIGNATURE                                      TITLE
/s/ G. Arthur Seelbinder                   Chairman of the Board, Chief Executive
---------------------------------------
G. Arthur Seelbinder                       Officer and Director (principal executive
                                           officer)

/s/ Phillip L. Pritchard *                 President, Chief Operating
---------------------------------------
Phillip L. Pritchard                       Officer and Director

/s/ Glenn W. Cockburn *                    Senior Vice President - Operations
---------------------------------------
Glenn W. Cockburn                          and Director

/s/ David C. Sevig *                       Vice President - Chief Financial Officer
---------------------------------------
David C. Sevig                             (principal financial and accounting officer)

/s/ Joseph E. Madigan *                    Director
---------------------------------------
Joseph E. Madigan

/s/ Robin V. Holderman *                   Director
---------------------------------------
Robin V. Holderman

/s/ David T. Kollat *                      Director
---------------------------------------
David T. Kollat

/s/ David L. Hobson *                      Director
---------------------------------------
David L. Hobson

/s/ Henry R. Hillenmeyer *                 Director
---------------------------------------
Henry R. Hillenmeyer

/s/ Margaret T. Monaco *                   Director
---------------------------------------
Margaret T. Monaco

* By: /s/ G. Arthur Seelbinder
---------------------------------------
G. Arthur Seelbinder
Attorney-in-Fact

                          COOKER RESTAURANT CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     Page
Report of Independent Accountants..................................................................   F-2

Balance Sheet at December 31, 1995 and January 1, 1995.............................................   F-3

Statement of Income for the fiscal years ended December 31, 1995, January 1, 1995 and
January 2, 1994....................................................................................   F-4

Statement of Changes in Shareholders' Equity for the fiscal years ended December 31, 1995,
January 1, 1995 and January 2, 1994................................................................   F-5

Statement of Cash Flows for the fiscal years ended December 31, 1995, January 1, 1995 and
January 2, 1994....................................................................................  F-6

Notes to Financial Statements......................................................................   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS



January 29, 1996

To the Board of Directors and Shareholders of Cooker Restaurant Corporation


In our opinion, the accompanying balance sheet and the related statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Cooker Restaurant Corporation (the Company) at December 31, 1995 and January 1, 1995, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP



Columbus, Ohio

COOKER RESTAURANT CORPORATION
BALANCE SHEET
DECEMBER 31, 1995 AND JANUARY 1, 1995


                                                                DECEMBER 31,    JANUARY 1,
                                                                   1995            1995
                               ASSETS                                  (in thousands)
CURRENT ASSETS:
    Cash and cash equivalents                                    $  1,299        $  2,087
    Inventory                                                         914             830
    Preoperational costs                                              302             678
    Prepaid expenses and other current assets                         511             739
                                                                 --------        --------

                 TOTAL CURRENT ASSETS                               3,026           4,334

PROPERTY AND EQUIPMENT                                             78,127          64,481

OTHER ASSETS                                                        2,028           2,037
                                                                 --------        --------

                                                                 $ 83,181        $ 70,852
                                                                 ========        ========

                LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
    Accounts payable                                             $  2,421        $  2,604
    Accrued liabilities                                             5,543           4,433
    Income taxes payable                                              783             633
    Deferred income taxes                                              79              79
                                                                 --------        --------

                 TOTAL CURRENT LIABILITIES                          8,826           7,749

LONG-TERM DEBT                                                     35,976          28,600

DEFERRED INCOME TAXES                                                 433             595
                                                                 --------        --------

                 TOTAL LIABILITIES                                 45,235          36,944
                                                                 --------        --------

SHAREHOLDERS' EQUITY:
    Common shares - without par value; authorized,                 26,082          26,003
         30,000,000 shares; issued 7,663,000 and 7,651,000
         shares at December 31, 1995 and January 1, 1995,
         respectively
    Retained earnings                                              18,013          13,939
    Treasury stock, at cost, 513,000 and 500,000 shares            (6,149)         (6,034)
         at December 31, 1995 and January 1, 1995,
         respectively

COMMITMENTS (Note 13)
                                                                 --------        --------
                                                                   37,946          33,908
                                                                 --------        --------

                                                                 $ 83,181        $ 70,852
                                                                 ========        ========





    The accompanying notes are an integral part of the financial statements.

COOKER RESTAURANT CORPORATION
STATEMENT OF INCOME
FISCAL YEARS ENDED DECEMBER 31, 1995, JANUARY 1, 1995 AND JANUARY 2, 1994


                                                  DECEMBER 31,    JANUARY 1,      JANUARY 2,
                                                     1995           1995            1994
                                                     (in thousands, except per share data)
SALES                                              $ 91,678        $ 84,169        $ 66,688
                                                   --------        --------        --------

COST OF SALES:
    Food and beverages                               26,218          24,193          18,780
    Labor                                            31,977          31,389          23,384
    Restaurant operating expenses                    15,065          13,549          10,540
    Restaurant depreciation and amortization          3,957           5,030           4,063
                                                   --------        --------        --------
                                                     77,217          74,161          56,767
                                                   --------        --------        --------

    Restaurant operating income                      14,461          10,008           9,921
                                                   --------        --------        --------

OTHER EXPENSES (INCOME):
    General and administrative                        5,785           4,532           3,710
    Interest expense                                  1,848           1,787           1,105
    Gain on sale of property                           (305)           --              --
    Interest and other income                           (30)            (72)           (409)
                                                   --------        --------        --------
                                                      7,298           6,247           4,406
                                                   --------        --------        --------

INCOME BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM                                7,163           3,761           5,515

PROVISION FOR INCOME TAXES BEFORE
    EXTRAORDINARY ITEM                                2,731           1,280           2,021
                                                   --------        --------        --------

INCOME BEFORE EXTRAORDINARY ITEM                      4,432           2,481           3,494

EXTRAORDINARY GAIN, NET OF INCOME TAXES                --               484            --
                                                   --------        --------        --------

NET INCOME                                         $  4,432        $  2,965        $  3,494
                                                   ========        ========        ========

EARNINGS PER COMMON SHARE:
    Before extraordinary item                      $    .60        $    .34        $    .45
    Extraordinary item                                 --               .07            --
                                                   --------        --------        --------

    TOTAL                                          $    .60        $    .41        $    .45
                                                   ========        ========        ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON EQUIVALENT SHARES OUTSTANDING          7,387           7,254           7,846
                                                   ========        ========        ========



    The accompanying notes are an integral part of the financial statements.

COOKER RESTAURANT CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FISCAL YEARS ENDED DECEMBER 31, 1995, JANUARY 1, 1995 AND JANUARY 2, 1994


                                         Common Shares                               Treasury Stock
                                   -----------------------       Retained        -----------------------
                                    Shares         Amounts       Earnings         Shares        Amounts          Total
                                   --------       --------       --------        --------       --------        --------
                                                                  (in thousands)
Balance, January 3, 1993              7,591       $ 25,393       $  8,226            --         $   --          $ 33,619
  Purchase of treasury stock           --             --             --               105         (1,347)         (1,347)
  Issuance of common shares
    under stock option plans             55            338           --              --             --               338
  Tax benefits of stock                --              244           --              --             --               244
    options exercised
  Dividends paid $.05 per              --             --             (380)           --             --              (380)
share
  Net income                           --             --            3,494            --             --             3,494
                                   --------       --------       --------        --------       --------        --------

Balance, January 2, 1994              7,646         25,975         11,340             105         (1,347)         35,968

  Purchase of treasury stock           --             --             --               395         (4,687)         (4,687)
  Issuance of common shares
    under stock option plans              5             22           --              --             --                22
  Tax benefits of stock                --                6           --              --             --                 6
    options exercised
  Dividends paid $.05 per              --             --             (366)           --             --              (366)
share
  Net income                           --             --            2,965            --             --             2,965
                                   --------       --------       --------        --------       --------        --------

Balance, January 1, 1995              7,651         26,003         13,939             500         (6,034)         33,908

  Addition to treasury stock           --             --             --                13           (115)           (115)
  Issuance of common shares
    under stock option plans             12             52           --              --             --                52
  Tax benefits of stock                --               27           --              --             --                27
    options exercised
  Dividends paid $.05 per              --             --             (358)           --             --              (358)
share
  Net income                           --             --            4,432            --             --             4,432
                                   --------       --------       --------        --------       --------        --------

Balance, December 31, 1995            7,663       $ 26,082       $ 18,013             513       $ (6,149)       $ 37,946
                                   ========       ========       ========        ========       ========        ========


    The accompanying notes are an integral part of the financial statements.

COOKER RESTAURANT CORPORATION
STATEMENT OF CASH FLOWS
FISCAL YEARS ENDED DECEMBER 31, 1995, JANUARY 1, 1995 AND JANUARY 2, 1994

                                                         DECEMBER 31,      JANUARY 1,     JANUARY 2,
                                                            1995             1995           1994

                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  4,432        $  2,965        $  3,494
  Adjustments to reconcile net income to net
    cash providing by operating activities:
      Depreciation and amortization                         4,375           5,464           4,482
      Gain on sale of property                               (305)           --              --
      Gain on repurchase of debentures, net of
         income taxes
                                                              (23)           (484)           --
      (Increase) in inventory                                 (84)           (192)           (207)
      (Increase) in preoperational costs                     (444)         (1,348)         (2,441)
      Decrease (increase) in prepaid expenses
         and other current assets
                                                              237            (327)           (756)
      (Increase) decrease in other assets                    (276)           (131)            130
      Increase in accounts payable                            460             683            (336)
      Increase in accrued liabilities                       1,110             356             985
      Increase in income taxes payable                        175             544             752
      Decrease (increase) in deferred income taxes           (162)           (159)            100
                                                         --------        --------        --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES             9,495           7,571           6,203

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                     (17,200)        (11,318)        (23,627)
  Proceeds from sales of property and equipment               459             206             108
  Proceeds from sales of short-term investments              --               749          18,628
  Advances to related party                                  --              --              (375)
  Payments from related party                                --              --               375
                                                         --------        --------        --------

      NET CASH USED IN INVESTING ACTIVITIES               (16,741)        (10,363)         (4,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                  8,811           9,300            --
  Repurchase of debentures                                 (1,180)         (1,200)           --
  Redemption of debentures                                   (893)           (975)           --
  Exercise of stock options                                    78              22             337
  Purchases of treasury stock                                --            (6,034)           --
  Dividends paid                                             (358)           (366)           (379)
                                                         --------        --------        --------

      NET CASH PROVIDED BY (USED IN) FINANCING
         ACTIVITIES                                         6,458             747             (42)
                                                         --------        --------        --------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                (788)         (2,045)          1,270

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              2,087           4,132           2,862
                                                         --------        --------        --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                 $  1,299        $  2,087        $  4,132
                                                         ========        ========        ========



    The accompanying notes are an integral part of the financial statements.

OOKER RESTAURANT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995, JANUARY 1, 1995 AND JANUARY 2, 1994


1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Cooker Restaurant Corporation (the Company) owns and operates 37 restaurants in Tennessee, Ohio, Indiana, Kentucky, Michigan, Florida, Georgia, North Carolina, Virginia, and Maryland which have been developed under the Cooker concept.

    Fiscal year. The Company's fiscal year ends on the Sunday closest to December 31 of each year. Fiscal years 1995, 1994 and 1993 consisted of 52 weeks.

    Cash and cash equivalents. Cash and cash equivalents consist of cash on hand and in banks and credit card receivables. Credit card receivables are considered cash equivalents because of their short collection period. The carrying amount of credit card receivables approximates fair value.

    Inventories. Inventories consist primarily of food and beverages and are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

    Preoperational costs. Preoperational costs consist primarily of costs for employee training and relocation and supplies incurred in connection with the opening of each restaurant. These costs are accumulated to the date the restaurant is opened and are amortized on the straight-line method over one year commencing from that date. Prior to fiscal 1993, preoperational costs were amortized on the straight-line method over three years. This change in estimate decreased fiscal 1993 net income by $611,000 or $.08 per share. Accumulated amortization of preoperational costs was $136,000 and $711,000 at December 31, 1995 and January 1, 1995, respectively.

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

    Interest is capitalized primarily in connection with the construction of new restaurants. Capitalized interest is amortized over the asset's estimated useful life. Interest costs of $291,000, $291,000 and $429,000 were capitalized in fiscal 1995, 1994 and 1993, respectively.

    Deferred financing costs. Deferred financing costs are being amortized over the term of the related debt.

    Prepaid lease. Prepaid lease represents prepayment of a long-term land lease and is being amortized over the lease term.

    Financial instruments. The carrying amounts of financial instruments, including cash and cash equivalents, accounts payable and other current liabilities approximate their estimated fair values. The carrying amount of borrowings under the Amended and Restated Loan Agreement (see Note 5) approximates fair value at December 31, 1995. The fair value of the convertible subordinated debentures is determined using discounted future cash flows based on similar types of borrowing arrangements. At December 31, 1995, the carrying amount and fair value of the convertible subordinated debentures are $17,870,000 and $15,569,000, respectively.

    Income taxes. Income taxes are accounted for under the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

OOKER RESTAURANT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995, JANUARY 1, 1995 AND JANUARY 2, 1994



    Earnings per share. Earnings per share is calculated using the weighted average number of common shares outstanding including common share equivalents, which consist of stock options. The convertible subordinated debentures have not been included as common share equivalents due to their antidilutive effect.

    Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Reclassifications. Certain fiscal 1994 and 1993 amounts have been reclassified to conform with fiscal 1995 presentations.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                             December 31,      January 1,
                                                 1995            1995
                                             -------------     ----------
                                                     (in thousands)
    Land                                       $ 19,595        $ 17,512
    Buildings and leasehold improvements         43,097          39,135
    Furniture, fixtures and equipment            16,836          15,961
    Construction in progress                     11,013             858
    Land held for sale                              882           1,089
                                               --------        --------

                                                 91,423          74,555
    Less accumulated depreciation and
      amortization                              (13,296)        (10,074)
                                               --------        --------

                                               $ 78,127        $ 64,481
                                               ========        ========

OOKER RESTAURANT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995, JANUARY 1, 1995 AND JANUARY 2, 1994


3.       OTHER ASSETS

         Other assets consist of the following:

                                                    December 31   January 1,
                                                       1995          1995
                                                    -----------   ----------
                                                           (in thousands)
         Deferred financing costs, net of
           accumulated amortization of $573,000
           and $465,000                               $  764       $  753

         Prepaid lease, net of accumulated
           amortization of $46,000 and $33,000           643          617

         Advances to Employee Stock Ownership
           Plan                                          270          298

         Liquor licenses, net of accumulated
           amortization of $90,000 and $73,000           209          224

         Other                                           142          145
                                                      ------       ------

                                                      $2,028       $2,037
                                                      ======       ======

4.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                 December 31    January 1,
                                    1995          1995
                                 -----------    ----------
                                      (in thousands)
    Salaries and wages
                                    $3,221       $2,274
    Gift certificates payable          608          567
    Sales tax payable                  466          442
    Property taxes                     298          485

    Other                              950          665
                                    ------       ------

                                    $5,543       $4,433
                                    ======       ======

OOKER RESTAURANT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995, JANUARY 1, 1995 AND JANUARY 2, 1994


5.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                            December 31,   January 1,
                                               1995           1995
                                            ------------   ----------
                                                   (in thousands)
    Convertible subordinated debentures       $17,870       $19,300

    Revolving line of credit                   18,106         9,300
                                              -------       -------

                                              $35,976       $28,600
                                              =======       =======


    The convertible subordinated debentures (the "Debentures") mature October 1, 2002. The Debentures bear interest at 6.75% which is payable quarterly on the first day of each January, April, July and October. The Debentures are convertible at any time before maturity, unless previously redeemed, into common shares of the Company at a conversion price of $21.5625 per share, subject to adjustment for stock splits. The Debentures are subordinated to all existing and future Senior Indebtedness of the Company as defined in the indenture relating to the Debentures.

    At the holder's option, the Company is obligated to redeem debentures tendered during the period from August 1 through October 1 of each year, commencing August 1, 1994, at 100% of their principal amount plus accrued interest, subject to an annual aggregate maximum (excluding the redemption option on the death of the holder) of $1,150,000. During fiscal years 1995 and 1994, the Company redeemed the annual aggregate maximum amount required by the holder's option. The Company is also required to redeem debentures at 100% of their principal plus accrued interest in the event of death of a debenture holder up to a maximum of $25,000 per year per deceased debenture holder. During fiscal years 1995 and 1994, the Company redeemed debentures subject to this provision of $30,000 and $50,000, respectively.

    The Debentures are redeemable at any time on or after October 1, 1994 at the option of the Company, in whole or in part, at declining premiums. In addition, upon the occurrence of certain changes of control of the Company, the Company is obligated to purchase Debentures at the holder's option at par plus accrued interest.

    In December 1994, the Company recorded an extraordinary gain of $734,000 ($484,000 after taxes) in connection with the repurchase of debentures in the principal amount of $2,500,000. In December 1995, the Company repurchased debentures in the principal amount of $250,000 resulting in a gain of $23,000. These transactions were financed through funds available under the revolving line of credit.

    On December 22, 1995, the Company entered into a Revolving/Term Loan under an Amended and Restated Loan Agreement (the Agreement) with a bank for borrowings up to $33,000,000. Borrowings under the Agreement may be used for general working capital purposes and costs incurred in expansion of the restaurant business. The Agreement is secured by certain properties owned by the Company. Beginning January 1, 1998, borrowing availability will be reduced quarterly by a maximum of $1,650,000. Borrowings are due December 31, 1998.

    Interest, payable quarterly, is at the Company's option at LIBOR plus 1.25% up to LIBOR plus 2.00% or prime up to prime plus 0.50%, based on a financial ratio as defined in the Agreement. Interest on borrowings at December 31, 1995 ranged from 7.43% to 8.75%.

OOKER RESTAURANT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995, JANUARY 1, 1995 AND JANUARY 2, 1994



    The Agreement contains certain restrictive covenants, including maintenance of a minimum tangible net worth and fixed charge coverage ratio and limitations on indebtedness, stock acquisitions, encumbrances and new restaurant expansion. In addition, provided that net income of the prior year exceeds $2,000,000, dividends can be declared but cannot exceed 15% of the prior year's net income.

6.  SHAREHOLDERS' EQUITY

    The Company has authorized 5,000,000 shares of Class A participating preferred stock, none of which have been issued.

    In January 1990, the Board of Directors approved a Shareholder Rights Plan, as amended, which provides that, in the event that a third party purchases 20% or more of total outstanding stock of the company, a dividend distribution of one and one-half rights for each outstanding common share will be made. These rights expire ten years from date of issuance, if not earlier redeemed by the Company, and entitle the holder to purchase, under certain conditions, preferred shares or common shares of the Company. As of December 31, 1995, approximately 10,725,000 rights were outstanding.

7.  INCOME TAXES

    The provision for income taxes for the following fiscal years then ended consists of:

                                     December 31,    January 1,     January 2,
                                         1995          1995            1994
                                     ------------    --------       ---------
                                                   (in thousands)
    Current taxes:
         Federal
                                        $ 2,412        $ 1,037        $ 1,453
         State and local                    481            402            468
                                        -------        -------        -------
                                          2,893          1,439          1,921
    Deferred taxes                         (162)          (159)           100
                                        -------        -------        -------

    Provision for income taxes
    before extraordinary item             2,731          1,280          2,021

    Provision for income taxes on
    extraordinary item                     --              249           --
                                        -------        -------        -------

    Provision for income taxes          $ 2,731        $ 1,529        $ 2,021
                                        =======        =======        =======

OOKER RESTAURANT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995, JANUARY 1, 1995 AND JANUARY 2, 1994



    A reconciliation of the differences between income taxes calculated at the Federal statutory tax rate and the provision for income taxes before extraordinary item is as follows:

                                                      Fiscal year ended
                                           ------------------------------------------
                                           December 31,    January 1,      January 2,
                                               1995           1995            1994
                                               ----           ----            ----
                                                        (in thousands)
   Income tax expense on income
        before extraordinary item
        based on the Federal statutory
        rate
                                             $ 2,435        $ 1,279        $ 1,875
   State taxes, net of Federal tax
        benefit
                                                 317            265            258
   Reserve for tax examination                   205           --             --
   FICA tip tax credit                          (376)          (250)          --
   Tax-exempt income and other                   150            (14)          (112)
                                             -------        -------        -------

                                             $ 2,731        $ 1,280        $ 2,021
                                             =======        =======        =======

    Deferred income taxes are recorded based upon the difference between the book and tax bases of assets and liabilities, primarily property and equipment, preoperational costs and accrued liabilities. Deferred tax assets at December 31, 1995 and January 1, 1995 were $373,000 and $137,000, respectively. Deferred tax liabilities at December 31, 1995 and January 1, 1995 were $885,000 and $811,000, respectively.

8.  EMPLOYEE STOCK OWNERSHIP PLAN

    In 1989, the Company established an Employee Stock Ownership Plan (the "ESOP" or the "Plan"). All employees who have reached the age of 21 years are participants in the Plan. Participants vest in the Plan based upon a graduated schedule providing 20 percent after three years of service and each year thereafter, with full vesting after seven years.

    The amount and frequency of contributions to the Plan are at the discretion of the Company. Contributions of $73,000 were made to the ESOP during fiscal 1995. No contributions were made during fiscal 1994 and 1993. Dividends on shares held by the ESOP are used to reduce the Company's receivable from the ESOP prior to allocation to ESOP participant accounts. Shares forfeited due to participant withdrawals from the ESOP during fiscal 1995 will be reallocated to remaining participants as of the end of the plan year, as was done for shares forfeited due to participant withdrawals from the ESOP during fiscal 1994.

    As of December 31, 1995, and January 1, 1995, the ESOP owns 335,000 and 363,000, respectively, of the Company's common shares, all of which are allocated to eligible participants.

9.  STOCK OPTION PLANS

    The Company has employee stock option plans adopted in 1988 (1988 Plan) and 1992 (1992 Plan). Under these plans, employees and nonmanagement directors are granted stock options and stock appreciation rights as determined by a committee appointed by the Board of Directors (the Committee). Each option permits the holder to purchase one share of common stock of the Company at the stated exercise price up to ten years from the date of grant. The stated exercise price is the market value of the stock on the date of grant. Options vest at a rate of 25% per year. The Company has reserved 620,000 and 600,000 common shares for issuance to employees and 73,000 and 200,000 for issuance to nonmanagement directors under the 1988 Plan and 1992 Plan, respectively.

OOKER RESTAURANT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995, JANUARY 1, 1995 AND JANUARY 2, 1994



    Changes in the number of shares under the stock option plans are summarized as follows:

                                        Options              Price
                                        --------      -------------------
    Balance at January 3 , 1993         536,000       $ 4.03 -     $17.75
         Granted                        282,000        17.75 -      21.75
         Canceled                        (1,000)        4.03 -       4.41
         Exercised                      (55,000)        4.03 -      11.19
                                       --------        -----       ------
    Balance at January 2, 1994          762,000         4.03 -      21.75
         Granted                        772,000         6.63 -      12.88
         Canceled                      (634,000)        4.03 -      21.75
         Exercised                       (6,000)        4.03 -       4.41
                                       --------        -----       ------
    Balance at January 1, 1995          894,000         4.03 -      21.75
         Granted                         65,000         6.75 -      11.00
         Canceled                       (17,000)        6.75 -      11.19
         Exercised                      (11,000)        4.03 -       7.63
                                       --------        -----       ------

    Balance at December 31, 1995        931,000       $ 4.03 -     $21.75
                                       ========       ======       ======


    At December 31, 1995, options were exercisable to purchase 417,000 common shares.

    During fiscal 1994, the Committee changed the exercise price of certain options through the authorization of the surrender and cancellation of 541,000 options and the reissuance of 398,000 options under the 1988 and 1992 Plans. The remaining 143,000 canceled options were made available for subsequent reissuance.

10. LEASES

    The Company leases buildings for certain of its restaurants under long-term operating leases which expire over the next twenty- five years. In addition to the minimum rental for these leases, the Company also pays, in certain instances, additional rent based on a percentage of sales, and its pro rata share of the lessor's direct operating expenditures. Several of the leases provide for option renewal periods and scheduled rent increases. Rental expense totaled $1,378,000, $1,637,000 and $1,394,000, including percentage rent of $262,000, $247,000 and $245,000 for the fiscal years ended December 31, 1995, January 1, 1995 and January 2, 1994, respectively.

    Minimum rental commitments for noncancelable leases as of December 31, 1995 are as follows:

    Fiscal Year Ending                             Amount
    ------------------                             ------
                                               (in thousands)
         1996                                      $1,494
         1997                                       1,498
         1998                                       1,519
         1999                                       1,545
         2000                                       1,462
         Thereafter                                14,761
                                                   ------

                                                  $22,279
                                                  =======

OOKER RESTAURANT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995, JANUARY 1, 1995 AND JANUARY 2, 1994


11.      SUPPLEMENTAL CASH FLOW INFORMATION

         During 1995, the Company received $115,000 of its common stock from the ESOP for partial repayment of the advances to the ESOP. The common stock received was recorded as treasury stock.

         During fiscal 1993, the Company acquired treasury stock of $1,347,000 which was included in accounts payable at January 2, 1994 and was paid in fiscal 1994. Also, as described in Note 4, $643,000 related to the repurchase of Debentures was included in accounts payable at January 1, 1995 and was paid during 1995.

         Cash paid for interest for fiscal 1995, 1994 and 1993 was $1,489,000, $2,175,000 and $1,007,000, respectively.

         Cash paid for taxes for fiscal 1995, 1994 and 1993 was $2,581,000, $895,000 and $1,169,000, respectively.

12.      RELATED PARTIES

         During October 1993, the Company advanced $375,000 to the Chairman of the Board of Directors (the Chairman). This advance bore interest at 7%. Principal and interest were repaid in December 1993 and March 1994, respectively.

         Effective March 9, 1994, the Board of Directors (the Board) authorized the Company to execute a Guaranty and Suretyship Agreement whereby the Company guaranteed $5,000,000 of personal indebtedness of the Chairman. This indebtedness is secured by a pledge of 570,000 common shares owned by the Chairman. The guaranty provides that the bank will sell the pledged shares and apply the proceeds thereof to the loan prior to calling on the Company for its guaranty. A fee of .25% per annum is charged on the amount of the guarantee. On June 27, 1995, the Board requested the Chairman to refinance his personal indebtedness with another bank. On December 27, 1995, the Board authorized the Company to reimburse the Chairman $42,000 for refinancing costs incurred in executing the request. The Company does not consider it necessary to provide for a potential loss related to the guarantee in the financial statements at this time.

13.      SUBSEQUENT EVENT

         In January 1996, the Company borrowed an additional $7,050,000 on its revolving line of credit to finance the purchase of land and buildings for which commitments existed at December 31, 1995.

OOKER RESTAURANT CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995, JANUARY 1, 1995 AND JANUARY 2, 1994


14.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly financial data for fiscal year 1995 and 1994 are summarized as follows:

                                         First        Second         Third        Fourth
                    1995                Quarter       Quarter       Quarter       Quarter
                    ----                -------       -------       -------       -------
                                               (in thousands, except per share data)
       Sales                            $22,899       $22,694       $22,758       $23,327
       Restaurant operating               3,556         3,547         3,615         3,743
         income (a)
       Income before income taxes         1,806         1,723         1,733         1,901
       Net income                         1,005         1,102         1,109         1,216
       Earnings per share                  $.14          $.15          $.15          $.16

                                  First        Second         Third        Fourth
       1994                      Quarter       Quarter       Quarter       Quarter
       ----                      -------       -------       -------       -------
                                       (in thousands, except per share data)

Sales                            $20,120       $20,830       $21,226       $21,993
Restaurant operating               2,473         2,159         2,452         2,924
  income (a)
Income before income taxes
  and extraordinary item           1,003           814           820         1,124
Extraordinary gain (net             --            --            --             484
  of tax)
Net income                           652           554           549         1,210
Earnings per share from
   operations before
   extraordinary item            $   .09       $   .08       $   .07       $   .10
Earnings per share from
   extraordinary gain               --            --            --         $   .07
Net income per share             $   .09       $   .08       $   .07       $   .17

(a) Sales less food and beverages, labor, restaurant operating expenses and depreciation and amortization.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------



                          COOKER RESTAURANT CORPORATION

                             -----------------------



                             FORM 10-K ANNUAL REPORT

                           FOR THE FISCAL YEAR ENDED:

                                DECEMBER 31, 1995

                             -----------------------


                                    EXHIBITS

                             -----------------------

                                  EXHIBIT INDEX

     EXHIBIT                                                                        NUMBER OF PAGES                 INCORPORATED BY
      NUMBER                            DESCRIPTION                             IN ORIGINAL DOCUMENT +                 REFERENCE
3.1.               Amended and Restated Articles of Incorporation of the
                   Registrant.                                                              13                                *

3.2.               Amended and Restated Code of Regulations of the
                   Registrant.                                                              12                                *

4.1.               See Articles FOURTH, FIFTH and SIXTH of the
                   Amended and Restated Articles of Incorporation of the
                   Registrant (see 3.1 above).                                              13                                *

4.2.               See Articles One, Four, Seven and Eight of the
                   Amended and Restated Code of Regulations of the
                   Registrant (see 3.2 above).                                              12                                *

4.3.               Rights Agreement dated as of February 1, 1990 between
                   the Registrant and National City Bank.                                   65                                *

4.4.               Amendment to Rights Agreement dated as of November
                   1, 1992 between the Registrant and National City Bank.                    1                                *

4.5.               Letter dated October 29, 1992 from the Registrant to
                   First Union National Bank of North Carolina.                              1                                *

4.6.               Letter dated October 29, 1992 from National City Bank
                   to the Registrant.                                                        1                                *

4.7.               See Section 7.4 of the Amended and Restated Loan
                   Agreement dated as of December 22, 1995 between the
                   Registrant and First Union National Bank of
                   Tennessee (see 10.4 below).                                              31

4.8.               Indenture dated as of October 28, 1992 between
                   Registrant and First Union National Bank of North
                   Carolina, as Trustee.                                                    61                                *

10.1.              Purchase and Sale Agreement dated October 20, 1995
                   between GMRI, Inc. and Registrant.                                       17                                *

10.2.              First Amendment to Purchase and Sale Agreement dated
                   October __, 1995 between GMRI, Inc. and Registrant.                       2                                *

10.3.              Joinder of Escrow Agreement dated October 25, 1995
                   among Lawyers Title Insurance Corporation, GMRI,
                   Inc. and Registrant.                                                      2                                *

10.4.              Amended and Restated Loan Agreement dated
                   December 22, 1995 between Registrant and First Union
                   National Bank of Tennessee.                                              31                               40

10.5.              Form of Contingent Employment Agreement and
                   schedule of executed Agreements.                                         10                               71

10.6.              The Registrant's 1988 Employee Stock Option Plan, as
                   amended and restated.                                                    14                                *

10.7.              The Registrant's 1992 Employee Stock Option Plan.                        13                                *

+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Shareholders upon the payment of a fee of fifty cents ($.50) per page.

     EXHIBIT                                                                        NUMBER OF PAGES                 INCORPORATED BY
      NUMBER                            DESCRIPTION                             IN ORIGINAL DOCUMENT +                 REFERENCE
10.8.              The Registrant's 1988 Directors Stock Option Plan, as
                   amended and restated.                                                     6                                *

10.9.              The Registrant's 1992 Directors Stock Option Plan, as
                   amended and restated.                                                     6                                *

10.10.             The Registrant's 1996 Officers' Stock Option Plan                        10                               81

10.11.             Guaranty and Suretyship Agreement dated March 22,
                   1994 between the Registrant and First Union National
                   Bank of Tennessee.                                                        7                                *

10.12.             Reaffirmation and Amendment to Guaranty and
                   Suretyship Agreement between Registrant and
                   NationsBank of Tennessee, N.A. dated July 24, 1995.                       2                                *

10.13.             Separation Agreement and General Release dated
                   October 26, 1994 between Registrant and William Z.
                   Esch                                                                      8                                *

23.1.              Consent of Price Waterhouse LLP.                                          1                               91

24.1.              Powers of Attorney.                                                      10                               92

24.2.              Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf
                   of the Registrant to sign pursuant to a power of
                   attorney.                                                                 1                               93

27.1.              Financial Data Schedules (submitted electronically for
                   SEC information only).                                                    1


+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Shareholders upon the payment of a fee of fifty cents ($.50) per page.

+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Shareholders upon the payment of a fee of fifty cents ($.50) per page.