Form 10-K/A
period 1995-12-31
COOKER RESTAURANT CORP /OH/
filed 1996-04-19
CIK 832412

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-K/A

                              --------------------
                              Amendment Number 1

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

        This Amendment Number 1 is being filed by the Registrant in order to refile the Statement of Cash Flows for the Fiscal Years Ended December 31,
1995, January 1, 1995 and January 2, 1994, which correct errors in two line items for the fiscal year ended January 1, 1995; "Increase in Accrued Liabilities" which was $356,000 in original, but which should have been $475,000 and "Increase in Income Taxes Payable" which was $544,000 in original, but which should have been $625,000. No other amounts are being changed on such Statement in any other financial statement or note thereto which are filed herewith in complete form. The error is the result of a clerical mistake in compiling the change in Accrued Liabilities and Income Taxes Payable.

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

              10.4. Amended and Restated Loan Agreement dated December 22, 1995 between Registrant and First Union National Bank of Tennessee. X

              10.5. Form of Contingent Employment Agreement and schedule of executed Agreements. * X

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

              10.10.  The Registrant's 1996 Officers' Stock Option Plan. * X


[FN]
- --------------
X  Previously Filed

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

              23.1  Consent of Price Waterhouse LLP.

              (24)  POWERS OF ATTORNEY.

              24.1. Powers of Attorney. X

              24.2. Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Registrant to sign pursuant to a power of attorney. X

               (27) FINANCIAL DATA SCHEDULE.

              27.1. Financial Data Schedule. X

     (B) REPORTS ON FORM 8-K.

         No current report on Form 8-K was filed by the Registrant during the fourth quarter of fiscal 1995.



[FN]
- -------------
X  Previously Filed

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment Number 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 18, 1996

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment Number 1 to this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 18, 1996.

               SIGNATURE                                      TITLE
/s/ G. Arthur Seelbinder                   Chairman of the Board, Chief Executive
- ---------------------------------------
G. Arthur Seelbinder                       Officer and Director (principal executive
                                           officer)

/s/ Phillip L. Pritchard *                 President, Chief Operating
- ---------------------------------------
Phillip L. Pritchard                       Officer and Director

/s/ Glenn W. Cockburn *                    Senior Vice President - Operations
- ---------------------------------------
Glenn W. Cockburn                          and Director

/s/ David C. Sevig *                       Vice President - Chief Financial Officer
- ---------------------------------------
David C. Sevig                             (principal financial and accounting officer)

/s/ Joseph E. Madigan *                    Director
- ---------------------------------------
Joseph E. Madigan

/s/ Robin V. Holderman *                   Director
- ---------------------------------------
Robin V. Holderman

/s/ David T. Kollat *                      Director
- ---------------------------------------
David T. Kollat

/s/ David L. Hobson *                      Director
- ---------------------------------------
David L. Hobson

/s/ Henry R. Hillenmeyer *                 Director
- ---------------------------------------
Henry R. Hillenmeyer

/s/ Margaret T. Monaco *                   Director
- ---------------------------------------
Margaret T. Monaco

* By: /s/ G. Arthur Seelbinder
- ---------------------------------------
G. Arthur Seelbinder
Attorney-in-Fact

                          COOKER RESTAURANT CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     Page
Report of Independent Accountants..................................................................  F-1

Balance Sheet at December 31, 1995 and January 1, 1995.............................................  F-2

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

COOKER RESTAURANT CORPORATION
STATEMENT OF CASH FLOWS
FISCAL YEARS ENDED DECEMBER 31, 1995, JANUARY 1, 1995 AND JANUARY 2, 1994

                                                         DECEMBER 31,      JANUARY 1,     JANUARY 2,
                                                            1995             1995           1994

                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  4,432        $  2,965        $  3,494
  Adjustments to reconcile net income to net
    cash providing by operating activities:
      Depreciation and amortization                         4,375           5,464           4,482
      Gain on sale of property                               (305)           --              --
      Gain on repurchase of debentures, net of
         income taxes
                                                              (23)           (484)           --
      (Increase) in inventory                                 (84)           (192)           (207)
      (Increase) in preoperational costs                     (444)         (1,348)         (2,441)
      Decrease (increase) in prepaid expenses
         and other current assets
                                                              237            (327)           (756)
      (Increase) decrease in other assets                    (276)           (131)            130
      Increase in accounts payable                            460             683            (336)
      Increase in accrued liabilities                       1,110             475             985
      Increase in income taxes payable                        175             625             752
      Decrease (increase) in deferred income taxes           (162)           (159)            100
                                                         --------        --------        --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES             9,495           7,571           6,203

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                     (17,200)        (11,318)        (23,627)
  Proceeds from sales of property and equipment               459             206             108
  Proceeds from sales of short-term investments              --               749          18,628
  Advances to related party                                  --              --              (375)
  Payments from related party                                --              --               375
                                                         --------        --------        --------

      NET CASH USED IN INVESTING ACTIVITIES               (16,741)        (10,363)         (4,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                  8,811           9,300            --
  Repurchase of debentures                                 (1,180)         (1,200)           --
  Redemption of debentures                                   (893)           (975)           --
  Exercise of stock options                                    78              22             337
  Purchases of treasury stock                                --            (6,034)           --
  Dividends paid                                             (358)           (366)           (379)
                                                         --------        --------        --------

      NET CASH PROVIDED BY (USED IN) FINANCING
         ACTIVITIES                                         6,458             747             (42)
                                                         --------        --------        --------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                (788)         (2,045)          1,270

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              2,087           4,132           2,862
                                                         --------        --------        --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                 $  1,299        $  2,087        $  4,132
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

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------



                          COOKER RESTAURANT CORPORATION

                             -----------------------



                             FORM 10-K ANNUAL REPORT

                           FOR THE FISCAL YEAR ENDED:

                                DECEMBER 31, 1995

                             -----------------------


                                    EXHIBITS

                             -----------------------

                                  EXHIBIT INDEX

     EXHIBIT                                                                        NUMBER OF PAGES                 INCORPORATED BY
      NUMBER                            DESCRIPTION                             IN ORIGINAL DOCUMENT +                 REFERENCE
3.1.               Amended and Restated Articles of Incorporation of the
                   Registrant.                                                              13                                *

3.2.               Amended and Restated Code of Regulations of the
                   Registrant.                                                              12                                *

4.1.               See Articles FOURTH, FIFTH and SIXTH of the
                   Amended and Restated Articles of Incorporation of the
                   Registrant (see 3.1 above).                                              13                                *

4.2.               See Articles One, Four, Seven and Eight of the
                   Amended and Restated Code of Regulations of the
                   Registrant (see 3.2 above).                                              12                                *

4.3.               Rights Agreement dated as of February 1, 1990 between
                   the Registrant and National City Bank.                                   65                                *

4.4.               Amendment to Rights Agreement dated as of November
                   1, 1992 between the Registrant and National City Bank.                    1                                *

4.5.               Letter dated October 29, 1992 from the Registrant to
                   First Union National Bank of North Carolina.                              1                                *

4.6.               Letter dated October 29, 1992 from National City Bank
                   to the Registrant.                                                        1                                *

4.7.               See Section 7.4 of the Amended and Restated Loan
                   Agreement dated as of December 22, 1995 between the
                   Registrant and First Union National Bank of
                   Tennessee (see 10.4 below).                                              31                                X

4.8.               Indenture dated as of October 28, 1992 between
                   Registrant and First Union National Bank of North
                   Carolina, as Trustee.                                                    61                                *

10.1.              Purchase and Sale Agreement dated October 20, 1995
                   between GMRI, Inc. and Registrant.                                       17                                *

10.2.              First Amendment to Purchase and Sale Agreement dated
                   October __, 1995 between GMRI, Inc. and Registrant.                       2                                *

10.3.              Joinder of Escrow Agreement dated October 25, 1995
                   among Lawyers Title Insurance Corporation, GMRI,
                   Inc. and Registrant.                                                      2                                *

10.4.              Amended and Restated Loan Agreement dated
                   December 22, 1995 between Registrant and First Union
                   National Bank of Tennessee.                                              31                                X

10.5.              Form of Contingent Employment Agreement and
                   schedule of executed Agreements.                                         10                                X

10.6.              The Registrant's 1988 Employee Stock Option Plan, as
                   amended and restated.                                                    14                                *

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

X Previously filed.

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

10.10.             The Registrant's 1996 Officers' Stock Option Plan                        10                                X

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

24.1.              Powers of Attorney.                                                      10                                X

24.2.              Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf
                   of the Registrant to sign pursuant to a power of
                   attorney.                                                                 1                                X

27.1.              Financial Data Schedules (submitted electronically for
                   SEC information only).                                                    1

+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Shareholders upon the payment of a fee of fifty cents ($.50) per page.

X Previously filed.

+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Shareholders upon the payment of a fee of fifty cents ($.50) per page.