Form 10-Q
period 1996-03-31
COOKER RESTAURANT CORP /OH/
filed 1996-05-14
CIK 832412

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549
                              ------------------

                                  FORM 10-Q


[X]             QUARTERLY REPORT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 1996

                              ------------------

                       COMMISSION FILE NUMBER: 1-13044


                        COOKER RESTAURANT CORPORATION
            (Exact name of registrant as specified in its charter)


             OHIO                                       62-1292102
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

              5500 Village Boulevard, West Palm Beach, Fl. 33407
             (Address of principal executive offices) (zip code)

                                (407) 615-6000
              Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        [X]     [ ]
        Yes     No

                  7,151,222 COMMON SHARES, WITHOUT PAR VALUE
      (Number of Common Shares outstanding as of the close of business on March 31, 1996)

                                   Part I.

Item 1.  Financial Statements.


                         COOKER RESTAURANT CORPORATION

                                 BALANCE SHEET
                                  (UNAUDITED)

                                                                       DECEMBER 31,     MARCH 31,
                               ASSETS                                      1995           1996
                                                                       ------------     ---------
                                                                             (IN THOUSANDS)
Current assets:
  Cash and cash equivalents..........................................    $  1,299        $ 1,071
  Inventory..........................................................         914            918
  Preoperational costs...............................................         302            271
  Prepaid expenses and other current assets..........................         511            610
                                                                       ------------     ---------
          Total current assets.......................................       3,026          2,870
Property and equipment...............................................      78,127         87,884
Other assets.........................................................       2,028          1,742
                                                                       ------------     ---------
                                                                         $ 83,181        $92,496
                                                                       ==========        =======
                             LIABILITIES
Current liabilities:
  Accounts payable...................................................    $  2,421        $ 1,812
  Accrued liabilities................................................       5,543          5,848
  Income taxes payable...............................................         783          1,287
  Deferred income taxes..............................................          79             79
                                                                       ------------     ---------
          Total current liabilities..................................       8,826          9,026
Long-term debt.......................................................      35,976         44,174
Deferred income taxes................................................         433            433
                                                                       ------------     ---------
          Total liabilities..........................................      45,235         53,633
                                                                       ------------     ---------
Shareholders' equity:
  Common shares -- without par value; authorized, 30,000,000 shares;
     issued 7,663,000 and 7,664,000 at December 31, 1995 and March
     31, 1996, respectively..........................................      26,082         26,068
  Retained earnings..................................................      18,013         18,944
  Treasury stock at cost, 513,000 and 513,000 shares at December 31,
     1995 and March 31, 1996, respectively...........................      (6,149)        (6,149)
                                                                       ------------     ---------
                                                                           37,946         38,863
                                                                       ------------     ---------
                                                                         $ 83,181        $92,496
                                                                       ==========        =======

                         COOKER RESTAURANT CORPORATION

                              STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                              THREE MONTHS
                                                                                  ENDED
                                                                          ---------------------
                                                                         APRIL 2,     MARCH 31,
                                                                           1995         1996
                                                                          -------     ---------
                                                                          (IN THOUSANDS EXCEPT
                                                                             PER SHARE DATA)
  Sales.................................................................  $22,899      $25,486
                                                                          -------     ---------
  Cost of sales:
     Food and beverages.................................................    6,457        7,167
     Labor..............................................................    8,116        8,817
     Restaurant operating expenses......................................    3,677        4,312
     Restaurant depreciation and amortization...........................    1,093        1,004
                                                                          -------     ---------
                                                                           19,343       21,300
                                                                          -------     ---------
  Restaurant operating income...........................................    3,556        4,186
                                                                          -------     ---------
  Other expenses (income):
     General and administrative.........................................    1,261        1,517
     Interest expense...................................................      499          544
     Gain on sale of property...........................................       (2)          --
     Interest and other income..........................................       (8)          --
                                                                          -------     ---------
                                                                            1,750        2,061
                                                                          -------     ---------
  Income before income taxes............................................    1,806        2,125
  Provision for income taxes............................................      801          765
                                                                          -------     ---------
  Net income............................................................  $ 1,005      $ 1,360
                                                                          =======      =======
  Earnings per common share.............................................  $  0.14      $  0.18
                                                                          =======      =======
  Weighted average number of common shares and common equivalent shares
     outstanding........................................................    7,236        7,556
                                                                          =======      =======

                         COOKER RESTAURANT CORPORATION

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                          THREE MONTHS
                                                                              ENDED
                                                                       ----------------------
                                                                       APRIL 2,     MARCH 31,
                                                                         1995         1996
                                                                       --------     ---------
                                                                           (IN THOUSANDS)
Cash flows from operating activities:
  Net Income.........................................................  $ 1,005      $  1,360
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization...................................    1,211         1,128
     (Increase) in current assets....................................      (23)         (316)
     (Increase) decrease in deposits and other assets................      (48)           33
     Increase in current liabilities.................................      637           402
                                                                       -------      --------
     Net cash provided by operating activities.......................    2,782         2,607
                                                                       -------      --------
Cash flows from investing activities:
  Purchase of property and equipment.................................   (1,039)      (10,616)
                                                                       -------      --------
Cash flows from financing activities:
  Proceeds from (repayment on) borrowings............................     (255)        8,648
  Repurchase of debentures...........................................     (643)         (400)
  Redemption of debentures...........................................       --           (50)
  Exercise of stock options..........................................       --            12
  Dividends paid.....................................................     (380)         (429)
                                                                       -------      --------
     Net cash provided by (used in) financing activities.............   (1,278)        7,781
                                                                       -------      --------
Net increase (decrease) in cash and cash equivalents.................      465          (228)
Cash and cash equivalents at beginning of period.....................    2,087         1,299
Cash and cash equivalents at end of period...........................  $ 2,552      $  1,071
                                                                       =======      ========

Note 1: Basis of Presentation

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

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation.

GENERAL

     The Company operates 40 restaurants (the "Restaurants") in ten states in the Midwest, East and Southeast regions of the United States, and intends to open six additional Restaurants during the remainder of 1996 and 11 to 13 Restaurants in 1997. Although the Company historically has been able to open its Restaurants in a timely and cost-effective manner, there can no assurance that new Restaurants can be opened on anticipated opening dates or at anticipated cost levels in the future.

     A new Restaurant is included in the same store sales calculation at the beginning of the first quarter following the Restaurant's first full five quarters of operation. At March 31, 1996, there were 33 Restaurants included in the calculation of same store sales.

     The Company's labor costs per Restaurant traditionally have been higher than those of its competitors due to the Company's strategy of striving to provide superior service to its customers. During 1993 and 1994, labor costs as a percentage of sales increased to a level higher than had been experienced in the past. As a result of changes initiated by new management, the Company's labor costs as a percentage of sales decreased from 37.3% in 1994 to 34.9% in 1995 by reducing the average number of managers per Restaurant from approximately 8.3 to 5.5.

     Pre-opening costs consist primarily of costs for employee training and relocation and supplies incurred in connection with the opening of a new Restaurant. These costs are accumulated to the date that the Restaurant is opened and are amortized on a straight-line basis over one year from the date of opening. Prior to 1993, pre-opening costs were amortized on a straight-line basis over three years. At January 1, 1996, the unamortized portion of pre-opening costs for new Restaurants was $302,000, all of which will be charged against earnings during 1996.

RESULTS OF OPERATIONS

     The operating results of the Company expressed as a percentage of sales were as follows:

                                                       THREE MONTHS ENDED
                                                     ----------------------
                                                     APRIL 2,     MARCH 31,
                                                       1995         1996
                                                     --------     ---------
Sales............................................     100.0%       100.0%
                                                     --------     -------
Cost of sales:
  Food and beverages.............................       28.2         28.1
  Labor..........................................       35.4         34.6
  Restaurant operating expenses..................       16.1         16.9
  Restaurant depreciation and amortization.......        4.8          4.0
                                                     --------     -------
                                                        84.5         83.6
                                                     --------     -------
Restaurant operating income......................       15.5         16.4
                                                     --------     -------
Other (income) expenses:
  General and administrative.....................        5.5          6.0
  Interest expense...............................        2.1          2.1
  Gain on sale of property.......................         --           --
  Interest and other income......................         --           --
                                                     --------     -------
                                                         7.6          8.1
                                                     --------     -------
Income before income taxes.......................        7.9          8.3
Provision for income taxes.......................        3.5          3.0
                                                     --------     -------
Net income.......................................        4.4%         5.3%
                                                     =======      =======

- ---------------

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED APRIL 2, 1995

     Sales increased $2,587,000, or 11.3%, from $22,899,000 for the three months ended April 2, 1995 to $25,486,000 for the three months ended March 31, 1996. The increase was due primarily to sales at new Restaurants opened after April 2, 1995. The openings included Gainesville, Florida, Sylvania (Toledo), Ohio, and Solon (Cleveland), Ohio opened in 1995 and Hamilton Road (Columbus), Ohio and Murfreesboro (Nashville), Tennessee opened in 1996. Same store sales decreased 0.9% for the three months ended March 31, 1996 from the comparable period in 1995, primarily as a result of severe winter weather in January. However, same store sales increased in both February and March and average sales for all stores increased 2.1% for the three months ended March 31, 1996.

     Restaurant operating income increased $630,000, or 17.7%, from $3,556,000 for the three months ended April 2, 1995 to $4,186,000 for the three months ended March 31, 1996. Restaurant operating income as a percentage of sales increased from 15.5% for the three months ended April 2, 1995 to 16.4% for the three months ended March 31, 1996. The increase was primarily the result of continued lower labor expenses and lower amortization of pre-opening expenses.

     The cost of food and beverages as a percentage of sales decreased from 28.2% for the three months ended April 2, 1995 to 28.1% for the three months ended March 31, 1996. The decrease was the result of minor changes in the mix of menu items sold in 1996.

     Labor costs as a percentage of sales decreased from 35.4% for the three months ended April 2, 1995 to 34.6% for the three months ended March 31, 1996. The reduction was due to changes in store management staffing implemented during 1995.

     Restaurant operating expenses as a percentage of sales increased from 16.1% for the three months ended April 2, 1995 to 16.9% for the three months ended March 31, 1996. The increase was primarily attributable to increased repair and maintenance, snow removal, utilities and property taxes.

     Restaurant depreciation and amortization of store pre-opening expenses as a percentage of sales decreased from 4.8% for the three months ended April 2, 1995 to 4.0% for the three months ended March 31, 1996. This decrease was due to lower amortization of pre-opening expenses which resulted from the slowdown in the number of new Restaurants opened in 1995.

     General and administrative expenses as a percentage of sales increased from 5.5% for the three months ended April 2, 1995 to 6.0% for the three months ended March 31, 1996. This increase resulted from higher labor and related training expenses for the increased number of manager trainees in 1996. During the three months ended April 2, 1995, the Company slowed its new Restaurant opening rate and reduced the number of managers per Restaurant. During the three months ended March 31, 1996, the Company significantly increased its hiring of management trainees in anticipation of an accelerated opening schedule.

     The provision for income taxes as a percentage of income before income taxes decreased from 44.4% for the three months ended April 2, 1995 to 36.0% for the three months ended March 31, 1996. The provision for the three months ended April 2, 1995 was higher due to the inclusion of the Company's estimate of additional liabilities for prior years.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements arise from the development and opening of new Restaurants. The Company's primary sources of working capital are cash flow from operations and borrowings under the Company's revolving/term loan (the "Credit Agreement"). The Company's cash flow from operations was $6,203,000, $7,571,000, $9,495,000 and $2,607,000 for 1993, 1994, 1995 and the
three months ended March 31, 1996, respectively. The Credit Agreement provides for a $33,000,000 line of credit and, as of March 31, 1996, the Company had outstanding borrowings of $26,754,000 under the Credit Agreement. On May 13, 1996, the Company completed a public offering of 2,875,000 Common Shares (the "Offering"). The Company intends to use the net proceeds from the Offering, which were approximately $37.8 million to reduce outstanding borrowings under the Credit Agreement (which was approximately $29 million on May 13, 1996), to finance the development of new Restaurants and for general corporate purposes.


     Capital expenditures were $23,627,000, $11,318,000, $17,200,000 and
$10,616,000 for 1993, 1994, 1995 and the three months ended March 31, 1996, respectively. The Company has opened three Restaurants to date in 1996, and intends to open six additional Restaurants in the remainder of 1996 and 11 to 13 Restaurants in 1997. Total capital expenditures are estimated to be approximately $18,500,000 in 1996 and approximately $30,000,000 in 1997. The Company believes that cash flow from operations, borrowings from the Credit Agreement and proceeds from the Offering will be sufficient to fund the planned expansion as well as the ongoing maintenance and remodeling of existing Restaurants through 1997. The Company's ability to expand will depend on a number of factors, including the selection and availability of suitable locations, hiring and training sufficiently skilled management and personnel, adequate financing, constructing or acquiring Restaurants at a reasonable cost and other factors, some of which are beyond the control of the Company. While the Company has in the past successfully opened new Restaurants, there can be no assurance that the Company will be able to continue to open new Restaurants or that, if opened, those Restaurants can be operated profitably.

     In 1992, the Company issued its Convertible Debentures in the principal amount of $23,000,000 in a public offering. Under the terms of the Indenture pursuant to which the Convertible Debentures were issued, the Company is required to redeem up to $1,150,000 principal amount on November 1 of each year if timely request is made by holders. In 1994 and 1995, the Company redeemed $1,150,000 and $1,150,000, respectively, of the Convertible Debentures as a result of requests by holders. In addition, the Company is required to redeem up to $25,000 per deceased holder during each fiscal year. In 1994, 1995 and the three months ended March 31, 1996, the Company redeemed $50,000, $30,000, and $50,000, respectively, of the Convertible Debentures by reason of the death of holders. In 1994, the Company purchased $2,500,000 principal amount of the Convertible Debentures on the open market at a market price of $1,618,000, in 1995 purchased $250,000 principal amount at a market price of $222,000 and in the first quarter of 1996, purchased $400,000 principal amount at $363,000. All of the redemptions and purchases of Convertible Debentures during 1994 and 1995 were made with funds obtained from loans under the Credit Agreement.

     In March 1994, the Company entered into a guaranty agreement with First Union National Bank of Tennessee ("First Union") pursuant to which the Company guaranteed the payment of a $5,000,000 loan to G. Arthur Seelbinder, Chairman of the Board and Chief Executive Officer of the Company. First Union also is the lender to the Company under the Credit Agreement. In 1995, the Company requested that Mr. Seelbinder refinance the $5,000,000 loan with a bank that was not a lender to the Company. In July 1995, Mr. Seelbinder refinanced the loan with NationsBank of Tennessee N.A. ("NationsBank") and incurred refinancing costs of approximately $42,000, which were paid by the Company. As a condition to the refinancing, NationsBank required that the Company reaffirm its guaranty of the $5,000,000 loan to Mr. Seelbinder. The NationsBank loan bears interest at a per annum rate equal to 0.25% over the prime rate of interest charged by NationsBank from time to time and is due and payable on August 1, 1997. Mr. Seelbinder pledged 570,000 of his Common Shares to NationsBank as collateral for the $5,000,000 loan and as collateral for three additional loans aggregating $2,975,000 in principal amount made to Mr. Seelbinder by NationsBank. The loan agreement between Mr. Seelbinder and NationsBank provides that if there were a default with respect to any of the four loans or a default by the Company under the Credit Agreement, NationsBank would be able to declare all four loans immediately due and payable. The guaranty agreement provides that the Bank will apply the proceeds from the sale of the pledged shares first to the $5,000,000 loan guaranteed by the Company. The guaranty agreement also provides that in the event the Bank is unable to liquidate the pledged shares within 120 days after the occurrence of a default, the Company will pay the unsatisfied portion of the $5,000,000 note. Mr. Seelbinder agreed to pay the Company an annual fee in the amount of 0.25% of the principal amount of the loan during each year that the Company's guaranty is outstanding.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

          4.6. Letter dated October 29, 1992 from National City Bank to the Registrant (incorporated by reference to Exhibit 4.6 to the 1992 Form 10-K).

          4.7. See Section 7.4 of the Amended and Restated Loan Agreement dated December 22, 1995 between Registrant and First Union National Bank of Tennessee (incorporated by reference to Exhibit 10.4 of Registrant's Annual Report on Form
                    10-K for the fiscal year ended December 31, 1995, Commission File No. 1-13044).

          4.8. Indenture dated as of October 28, 1992 between Registrant and First Union National Bank of North Carolina, as Trustee (incorporated by reference to Exhibit 2.5 of Registrant's Form 8-A filed with the Commission on November 10, 1992; Commission File Number 0-16806).

          (10)      MATERIAL CONTRACTS

          10.1. Purchase and Sale Agreement dated October 20, 1995 between GMRI, Inc. and Registrant (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated January 4, 1996 (the "January 1996 8-K"); Commission File No. 1-13044).

          10.2. First Amendment to Purchase and Sale Agreement dated October __, 1995 between GMRI, Inc. and Registrant (incorporated by reference to Exhibit 99.2 of the January 1996 8-K; Commission File No. 1-13044).

          10.3 The Registrant's 1996 Officers' Stock Option Plan. (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 1-13044).


         (27) FINANCIAL DATA SCHEDULE.

          27.1. Financial Data Schedule.

     (b) REPORTS ON FORM 8-K.

         A current report on Form 8-K dated January 4, 1996 was filed by the Registrant reporting under Item 2 (Aquisition or Disposition of Assets) reporting the purchase of six properties from Darden Restaurants during the first quarter of fiscal 1996.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COOKER RESTAURANT CORPORATION
                           (Registrant)

Date: May 13, 1996

                           By: /s/ G. Arthur Seelbinder
                               ----------------------------------
                               G. Arthur Seelbinder
                               Chairman of the Board and Chief Executive Officer

                           By: /s/ David C. Sevig
                              -----------------------------------
                              David C. Sevig
                              Vice President - Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit:                                                                                 Page No.
3.1.         Amended and Restated Articles of Incorporation of the Registrant                 *

3.2.         Amended and Restated Code of Regulations of the Registrant                       *


4.1.         See Article  Fourth, Fifth and Sixth  of the Amended and  Restated Articles of   See 3.1. above
             Incorporation of the Registrant

4.2.         See  Articles One, Four, Seven and  Eight of the Amended  and Restated Code of   See 3.2. above
             Regulations of the Registrant

4.3.         Rights  Agreement dated  as  of February  1, 1990  between the  Registrant and   *
             National City Bank


4.4.         Amendment  to  Rights  Agreement dated  as  of November  1,  1992  between the   *
             Registrant and National City Bank

4.5.         Letter dated  October 29, 1992  from the  Registrant to  First Union  National   *
             Bank of North Carolina


4.6.         Letter dated October 29, 1992 from National City Bank to the Registrant          *

4.7.         See  Section 7.4 of the Amended and Restated Loan Agreement dated December 22,   *
             1995 between Registrant and First Union National Bank of Tennessee

4.8.         Indenture  dated as  of October  28, 1992 between  Registrant and  First Union   *
             National Bank of North Carolina, as Trustee


10.1.        Purchase  and Sale  Agreement dated October  20, 1995  between GMRI,  Inc. and   *
             Registrant

10.2.        First Amendment to Purchase and Sale Agreement  dated October __, 1995 between   *
             GMRI, Inc. and Registrant


10.3.        The Registrant's 1996 Officers' Stock Option Plan                                *

27.1         Financial Data Schedule

             *Incorporated by reference