Form 10-Q
period 1996-06-30
COOKER RESTAURANT CORP /OH/
filed 1996-08-14
CIK 832412

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1996


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




Indicate by check /X/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    /X/       / /
                    Yes       No


                 10,031,000 COMMON SHARES, WITHOUT PAR VALUE
        (Number of Common Shares outstanding as of the close of business on July 27, 1996)

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS.


                                  BALANCE SHEET
                                   (UNAUDITED)

                                                        June 30,        December 31,
                                                          1996              1995
                                                        -------         -----------
                      ASSETS                                   (In Thousands)
Current Assets:
     Cash and cash equivalents                          $   8,342         $   1,299
     Inventory                                              1,066               914
     Preoperational costs                                     687               302
     Prepaid and other current assets                         747               511
                                                        ---------         ---------
         Total current assets                              10,842             3,026

Property and equipment                                     92,447            78,127
Other assets                                                1,660             2,028
                                                        ---------         ---------

                                                        $ 104,949         $  83,181
                                                        ---------         ---------

                   LIABILITIES

Current liabilities
     Accounts payable                                   $   1,769             2,421
     Accrued liabilities                                    6,623             5,543
     Income taxes payable                                     654               783
     Deferred income taxes                                     79                79
                                                        ---------         ---------
         Total current liabilities                          9,125             8,826

Long-term debt                                             17,420            35,976
Deferred income taxes                                         433               433
                                                        ---------         ---------

         Total Liabilities                                 26,978            45,235
                                                        ---------         ---------

Shareholders' equity
     Common shares-without par value:
         authorized 30,000,000 shares; issued
         10,543,000 and 7,663,000 at June 30,
         1996 and December 31, 1995,
         respectively                                      63,528            26,082
     Retained earnings                                     20,592            18,013
     Treasury stock at cost, 513,000 and 513,000
         shares at June 30, 1996 and
         December 31, 1995, respectively                   (6,149)           (6,149)
                                                        ---------         ---------

         Total shareholders' equity                        77,971            37,946
                                                        ---------         ---------

                                                        $ 104,949         $  83,181
                                                        =========         =========

                               STATEMENT OF INCOME
                                   (UNAUDITED)

                                                    Three Months Ended         Six Months Ended
                                                   June 30,     July 2,      June 30,     July 2,
                                                    1996         1995         1996         1995
                                                   -------      -------      -------      -------
                                                        (In Thousands Except Per Share Data)
Sales                                              $26,919      $22,694      $52,404      $45,593
                                                   -------      -------      -------      -------

Cost of sales:
     Food and beverages                              7,648        6,521       14,814       12,977
     Labor                                           9,317        7,883       18,133       16,000
     Restaurant operating expenses                   4,496        3,747        8,808        7,424
     Restaurant depreciation and amortization        1,083          996        2,087        2,089
                                                   -------      -------      -------      -------
                                                    22,544       19,147       43,842       38,490
                                                   -------      -------      -------      -------

Restaurant operating income                          4,375        3,547        8,562        7,103
                                                   -------      -------      -------      -------

Other expenses (income):
     General and administrative                      1,489        1,345        3,007        2,604
     Net interest expense                              311          479          855          970
                                                   -------      -------      -------      -------
                                                     1,800        1,824        3,862        3,574
                                                   -------      -------      -------      -------

Income before income taxes                           2,575        1,723        4,700        3,529
Provision for income taxes                             927          621        1,692        1,422
                                                   -------      -------      -------      -------

Net income                                         $ 1,648      $ 1,102      $ 3,008      $ 2,107
                                                   =======      =======      =======      =======

Earnings per common share                          $  0.18      $  0.15      $  0.36      $  0.29
                                                   =======      =======      =======      =======

Weighted average number of common shares and
     common equivalent shares outstanding
                                                     9,209        7,360        8,382        7,298
                                                   =======      =======      =======      =======

                             STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                         Six Months Ended
                                                                     June 30,         July 2,
                                                                       1996             1995
                                                                     --------         --------
                                                                          (In Thousands)
Cash flows from operating activities:
     Net Income                                                      $  3,008         $  2,107
     Adjustments to reconcile net income to net cash provided
         by operating activities:
              Depreciation and amortization                             2,334            2,329
              Loss on sale of property                                      1               12
              (Increase) in preoperational costs                         (766)            (159)
              (Increase) decrease in other current assets                  85             (177)
              Decrease in other assets                                     26              120
              Increase in current liabilities                              60              804
                                                                     --------         --------

              Net cash provided by operating activities                 4,748            5,036
                                                                     --------         --------

Cash flows from investing activities:
     Purchases of property and equipment                              (16,192)          (5,700)
                                                                     --------         --------

Cash flows from financing activities:
     Proceeds from (repayment on) borrowings                          (18,107)           1,053
     Repurchase of debentures                                            (400)            (642)
     Redemption of debentures                                             (50)              --
     Exercise of stock options                                             31               --
     Proceeds from secondary offering                                  37,442               --
     Dividends paid                                                      (429)            (358)
                                                                     --------         --------

         Net cash provided by financing activities                     18,487               53
                                                                     --------         --------

Net increase (decrease) in cash and cash equivalents                    7,043             (611)
Cash and cash equivalents at beginning of period                        1,299            2,087
Cash and cash equivalents at end of period                           $  8,342         $  1,476
                                                                     ========         ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth as a percentage of sales certain items appearing in the Company's statements of operation.

                              RESULTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended               Six Months Ended
                                                       June 30,        July 2,        June 30,         July 2,
                                                         1996            1995           1996            1995
                                                       --------        -------        --------         -------
Sales                                                    100.0%          100.0%         100.0%          100.0%
                                                         -----           -----          -----           -----

Cost of sales:
     Food and beverages                                   28.4            28.7           28.3            28.4
     Labor                                                34.6            34.8           34.6            35.1
     Restaurant operating expenses                        16.7            16.5           16.8            16.3
     Restaurant depreciation and amortization              4.0             4.4            4.0             4.6
                                                         -----           -----            ---             ---
                                                          83.7            84.4           83.7            84.4
                                                         -----           -----          -----           -----

Restaurant operating income                               16.3            15.6           16.3            15.6
                                                         -----           -----          -----           -----

Other expenses (income):
     General and administrative                            5.5             6.0            5.7             5.8
     Net interest expense                                  1.2             2.0            1.6             2.1
                                                         -----           -----          -----           -----
                                                           6.7             8.0            7.3             7.9
                                                         -----           -----          -----           -----

Income before income taxes                                 9.6             7.6            9.0             7.7
Provision for income taxes                                 3.5             2.7            3.3             3.1
                                                         -----           -----          -----           -----

Net income                                                 6.1%            4.9%           5.7%            4.6%
                                                         =====           =====          =====           =====

     Sales for the second quarter of fiscal 1996 increased 19% to $26,919,000 compared to sales of $22,694,000 for the second quarter of fiscal 1995. For the first half sales increased 15% to $52,404,000 compared to sales of $45,593,000 for the comparable period last year. The increase in sales for both the second quarter and first half was due primarily to the additional stores opened this year. Average store sales for the quarter were higher than last year by 1.1% and higher than last year by 1.6% for the first six months.

     Food and beverage cost as a percent of sales decreased to 28.4% for the second quarter of 1996 from 28.7% for the comparable period last year. For the first half food and beverage cost as a percent of sales decreased to 28.3% from 28.4% for the comparable period in fiscal 1995. This improvement is primarily the result of changes in the mix of items sold from 1995 to 1996.

     Labor costs declined in the second quarter as a percent of sales to 34.6% from 34.8% in last year's second quarter. First half labor cost as a percent of sales at 34.6% was down from 35.1% for the comparable period last year. This drop in labor cost as a percent of sales is primarily the result of higher sales per store as actual labor cost in dollars per store was comparable to last year.

     Operating expense for the second quarter as a percent of sales at 16.7% was 20 basis points higher than the second quarter last year. Operating expense for the first six months this year as a percent of sales was 16.8%. This was up from

16.3% for the comparable period last year. This increase was due to higher repair and maintenance and higher paper costs for additional printers installed in the kitchens to streamline entree preparation.

     Restaurant depreciation and amortization as a percent of sales in the second quarter was 4.0%, down 40 basis points from the 4.4% for the comparable period last year. First half restaurant depreciation and amortization as a percent of sales was 4.0%, down 60 basis points from the 4.6% for the comparable period last year. The Company's policy is to capitalize certain costs incurred prior to opening. These costs are then amortized over the first twelve months of operations. The reduction in cost is due to the slow down in new store openings in 1995.

     General and administrative expenses as a percentage of sales decreased from 6.0% for the three months ended July 2, 1995, to 5.5% for the three months ended June 30, 1996. Expenses for the first six months of 1996 at 5.7% of sales were down from 5.8% for the same period last year. Sales gains from the new units opened in the second quarter were the primary cause of the decrease as actual spending was up due to a greater number of management trainees this year.

     Net interest expense for the second quarter as a percent of sales at 1.2% was 80 basis points less than last year. Net interest expense for the first half as a percent of sales decreased to 1.6% from 2.1% for the comparable period last year. Interest expense was lower in the second quarter due to paying off the Revolving Credit Line with the proceeds of a public offering of common stock (see Liquidity and Capital Resources).

     The provision for income taxes as a percentage of income before taxes was 36% for both the second quarter and first half this year. Last year's rates were 36% for the second quarter and 40.3% for the first half.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements arise from the development and opening of new Restaurants. The Company's primary sources of working capital are cash flow from operations, borrowings under the Company's revolving/term loan (the "Credit Agreement") and the sale of equity securities. The Company's cash flow from operations were $7,571,000, $9,495,000 and $4,748,000 for 1994, 1995 and the six months ended June 30, 1996, respectively. The Credit Agreement provides for a $33,000,000 line of credit and, as of June 30, 1996, the Company had no outstanding borrowings under the Credit Agreement. On May 13, 1996, the Company completed a public offering of 2,875,000 Common Shares (the "Offering") and received net proceeds of $37,442,000. The Company used $28.5 million of the net proceeds from the Offering to reduce outstanding borrowings under the Credit Agreement. The remainder was invested in short term treasuries and will be used to fund the development of new Restaurants and for general corporate purposes.

     Capital expenditures were $11,318,000, $17,200,000 and $16,192,000 for
1994, 1995 and the six months ended June 30, 1996, respectively. The Company has opened seven Restaurants to date in the first half of 1996, and intends to open four additional Restaurants in the remainder of 1996 and 11 to 13 Restaurants in 1997. The Company believes that cash flow from operations, borrowings from the Credit Agreement and proceeds from the Offering will be sufficient to fund the planned expansion as well as the ongoing maintenance and remodeling of existing Restaurants through 1997. The Company's ability to expand will depend on a number of factors, including the selection and availability of suitable locations, hiring and training sufficiently skilled management and personnel, adequate financing, construction or acquiring Restaurants at a reasonable cost and other factors, some of which are beyond the control of the Company. While the Company has in the past successfully opened new Restaurants, there can be no assurance that the Company will be able to continue to open new Restaurants or that, if opened, those Restaurants can be operated profitably.

     In 1992, the Company issued its Convertible Debentures in the principal amount of $23,000,000 in a public offering. Under the terms of the Indenture pursuant to which the Convertible Debentures were issued, the Company is required to redeem up to $1,150,000 principal amount on November 1 of each year if timely request is made by holders. In 1994 and 1995, the Company redeemed $1,150,000 and $1,150,000, respectively, of the Convertible Debentures as a result of requests by holders. In addition, the Company is required to redeem up to $25,000 per deceased holder during each fiscal year. In 1994, 1995 and six months ended June 30, 1996, the Company redeemed $50,000, $30,000, and $50,000, respectively, of the Convertible Debentures by reason of the death of holders. In 1994, the Company purchased $2,500,000 principal amount of the Convertible Debentures on the open market at a market price of $1,618,000, in 1995 purchased $250,000 principal amount at a market price of $222,000 and in the first quarter of 1996, purchased $400,000 principal amount at a market price of $363,000. All of the redemptions and purchases of Convertible Debentures during 1994 and 1995 were made with funds obtained from loans under the Credit Agreement.

     During the first quarter of 1994, the Company entered into a guaranty agreement with First Union National Bank of Tennessee pursuant to which the Company guaranteed the payment of a $5,000,000 loan to G. Arthur Seelbinder, Chairman of the Board and Chief Executive Officer of the Company. First Union also is the lender to the Company under the Credit Agreement. In 1995, the Company requested that Mr. Seelbinder refinance the $5,000,000 loan with a bank that was not a lender to the Company. In July 1995, Mr. Seelbinder refinanced the loan with NationsBank of Tennessee N.A. and incurred refinancing costs of approximately $42,000, which were paid by the Company. As a condition to the refinancing, NationsBank required that the Company reaffirm its guaranty of the loan. The NationsBank loan bears interest at a per annum rate equal to 0.25% over the prime rate of interest charged by NationsBank from time to time and is due and payable on August 1, 1997. Mr. Seelbinder pledged 570,000 of his Common Shares to NationsBank as collateral for the $5,000,000 loan and as collateral for three additional loans aggregating $2,975,000 in principal amount. The loan agreement between Mr. Seelbinder and NationsBank provides that if there were a default with respect to any of the four loans or a default by the Company under the Credit Agreement, NationsBank would be able to declare all four loans immediately due and payable. The guaranty agreement provides that the Bank will apply the proceeds from the sale of the pledged shares first to the $5,000,000 loan guaranteed by the Company. The guaranty agreement also provides that in the event the Bank is unable to liquidate the pledged shares within 120 days after the occurrence of a default, the Company will pay the unsatisfied portion of the $5,000,000 note. Mr. Seelbinder agreed to pay the Company an annual fee in the amount of 0.25% of the principal amount of the loan during each year that the Company's guaranty is outstanding. At August 8, 1996, the undiscounted fair market value of the pledged shares was approximately $6,484,000. The loan is scheduled to mature in the third quarter of 1997. The guaranty secures the loan until it is repaid or refinanced without a guaranty. The Company expects the Chairman will repay or refinance the loan before its presently scheduled maturity. If the loan is not so repaid or refinanced, the Company would fund any obligation it incurs under the terms of its guaranty from additional borrowings under its line of credit. The Company does not believe that it will be required to make any material payment under the guaranty in 1996; however, there can be no assurance that the loan will be repaid or refinanced on terms that will not result in continuing the guaranty or in a material payment.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) An annual meeting of the shareholders of the Registrant was held on April 22, 1996.

     (b) The matters voted upon at the annual meeting and the results of the voting are set forth below.

          (i) Election of Henry R. Hillenmeyer as a director for a term of three years: 6,228,520 shares for, and 167,873 shares withheld authority.

          (ii) Election of Margaret T. Monaco as a director for a term of three years: 6,214,672 shares for, and 181,721 shares withheld authority.

          (iii) Election of Phillip L. Pritchard as a director for a term of three years: 6,228,570 shares for, and 167,823 shares withheld authority.

          (iv) Proposal to approve the Cooker Restaurant Corporation 1996 Officers' Stock Option Plan: 3,553,752 shares for, 1,383,193 shares against, and 37,529 abstentions. The plan was approved.

ITEM 5.  OTHER INFORMATION.

     On August 12, 1996, the Registrant engaged KPMG Peat Marwick LLP ("Peat Marwick") as its independent public accountants to audit its financial statements for the fiscal year 1996 which will end December 29, 1996. Price Waterhouse LLP served as the Registrant's independent public accountants for the fiscal year 1995 (ended December 31, 1995) and 1994 (ended January 1, 1995) and audited the financial statements of the Registrant for each of the past three fiscal years. The Audit Committee of the Registrant approved the engagement of Peat Marwick and the consequent dismissal of Price Waterhouse LLP. Price Waterhouse LLP's report on the financial statements of the Registrant for each of the fiscal years 1994 and 1995 did not contain an adverse opinion nor a disclaimer of opinion nor was such report qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the Registrant's fiscal years 1995 and 1994 and the period of the fiscal year 1996 ending on the date of the engagement of Peat Marwick, the Registrant had no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years. The Registrant has requested that Price Waterhouse LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated August 14, 1996, is filed as Exhibit 16.1 to this Form 10-Q.

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

          4.6 Letter dated October 29, 1992 from National City Bank to the Registrant (incorporated by reference to Exhibit 4.6 to the 1992 Form 10-K).

          4.7 See Section 7.4 of the Amended and Restated Loan Agreement dated December 22, 1995 between the Registrant and First Union National Bank of Tennessee, as amended (see Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995); Commission File Number 1-13044.

          4.8 Indenture dated as of October 28, 1992 between the Registrant and First Union National Bank of North Carolina, as Trustee (incorporated by reference to Exhibit 2.5 of Registrant's Form 8-A filed with the Commission on November 10, 1992; Commission File Number 0-16806).

     10. MATERIAL CONTRACTS.

          10.1 Underwriting Agreement dated May 7, 1996 with Montgomery Securities and Equitable Securities Corporation (Registration Statement No. 333-2635).

          10.2 1988 Employee Stock Option Plan and 1992 Employee Stock Option Plan (Amended and Restated April 22, 1996).

     16. LETTER ON CHANGE IN CERTIFYING ACCOUNTANT.

          16.1. Letter of Price Waterhouse to Securities and Exchange Commission dated August 14, 1996.

     27. FINANCIAL DATA SCHEDULE

          27.1. Financial Data Schedule.

     (b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by Registrant during the fiscal quarter ended June 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COOKER RESTAURANT CORPORATION
                             (Registrant)

Date:  August 14, 1996

                             By: /s/ G. Arthur Seelbinder
                                 ----------------------------------------------
                                 G. Arthur Seelbinder
                                 Chairman of the Board and Chief Executive
                                 Officer



                             By: /s/ David C. Sevig
                                 ----------------------------------------------
                                 David C. Sevig
                                 Vice President - Chief Financial Officer

                                  EXHIBIT INDEX

                                                                                                 PAGE IN MANUALLY
    EXHIBIT NO.                                      DOCUMENT                                     SIGNED ORIGINAL
    -----------                                      --------                                    ----------------
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

        4.3           Rights Agreement dated as of February 1, 1990 between Registrant and
                      National City Bank.                                                                  *

        4.4           Amendment to Rights Agreement dated as of November 1, 1992 between the
                      Registrant and National City Bank.                                                   *

        4.5           Letter dated October 29, 1992 from the Registrant to First Union
                      National Bank of North Carolina.                                                     *

        4.6           Letter dated October 29, 1992 from National City Bank to the Registrant.
                                                                                                           *

        4.7           See Section 7.4 of the Amended and Restated Loan Agreement dated December 22,
                      1995 between Registrant and First Union National Bank of Tennessee, as amended       *
                      (see Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995); Commission File No. 1-13044.

        4.8           Indenture dated as of October 28, 1992 between Registrant and First
                      Union National Bank of North Carolina, as Trustee.                                   *

       10.1           Underwriting Agreement dated May 7, 1996 with Montgomery Securities and
                      Equitable Securities Corporation (Registration Statement No. 333-2635).
                                                                                                          14
       10.2           1988 Employee Stock Option Plan and 1992 Employee Stock Option Plan
                      (Amended and Restated April 22, 1996).                                              42

       16.1           Letter of Price Waterhouse to Securities and Exchange Commission dated
                      August 14, 1996.                                                                    53

       27.1           Financial Data Schedule (submitted electronically for SEC information only).

*Incorporated by reference.