Form 10-Q
period 1996-09-29
COOKER RESTAURANT CORP /OH/
filed 1996-11-12
CIK 832412

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  ------------

                                    FORM 10-Q

     [ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 29, 1996

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

                                 (561) 615-6000
               Registrant's telephone number, including area code

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         [ x ]   Yes          [   ]    No

                 10,034,000 COMMON SHARES, WITHOUT PAR VALUE
        (Number of Common Shares outstanding as of the close of business on October 31, 1996)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  BALANCE SHEET
                                   (UNAUDITED)


                                                    September 29,   December 31,
                                                         1996            1995
                                                    ------------    ------------
              ASSETS                                         (In Thousands)
Current Assets:
         Cash and cash equivalents                     $   5,356       $   1,299
         Inventory                                         1,027             914
         Preoperational costs                                630             302
         Prepaid and other current assets                    825             511
                                                       ---------       ---------
                  Total current assets                     7,838           3,026

Property and equipment                                   104,335          78,127
Other assets                                               1,634           2,028
                                                       ---------       ---------
                                                       $ 113,807       $  83,181
                                                       =========       =========

                LIABILITIES

Current liabilities

         Accounts payable                              $   9,592           2,421
         Accrued liabilities                               4,858           5,543
         Income taxes payable                              1,631             783
         Deferred income taxes                                79              79
                                                       ---------       ---------
                  Total current liabilities               16,160           8,826

Long-term debt                                            17,332          35,976
Deferred income taxes                                        433             433
                                                       ---------       ---------
                  Total Liabilities                       33,925          45,235
                                                       ---------       ---------

Shareholders' equity
     Common shares-without par value: authorized
         30,000,000 shares; issued 10,548,000 and
         7,663,000 at September 29, 1996 and
         December 31, 1995, respectively                  63,561          26,082
     Retained earnings                                    22,470          18,013
     Treasury stock at cost, 513,000 and 513,000
         shares at September 29, 1996 and
         December 31, 1995, respectively                  (6,149)         (6,149)
                                                       ---------       ---------
         Total shareholders' equity                       79,882          37,946
                                                       ---------       ---------
                                                       $ 113,807       $  83,181
                                                       =========       =========


                                      -1-

                               STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                          Three Months Ended              Nine Months Ended
                                                                       Sept. 29,        Oct. 1,        Sept. 29,           Oct. 1,
                                                                         1996             1995            1996              1995
                                                                      -----------     -----------    ------------       ------------
                                                                                   (In Thousands Except Per Share Data)

Sales                                                                  $29,183           $22,758           $81,587           $68,351
                                                                       -------           -------           -------           -------
Cost of sales:
         Food and beverages                                              8,320             6,538            23,134            19,516
         Labor                                                          10,057             7,903            28,191            23,903
         Restaurant operating expenses                                   4,804             3,759            13,612            11,183
         Restaurant depreciation and amortization                        1,281               943             3,368             3,032
                                                                       -------           -------           -------           -------
                                                                        24,462            19,143            68,305            57,634
                                                                       -------           -------           -------           -------
Restaurant operating income                                              4,721             3,615            13,282            10,717
                                                                       -------           -------           -------           -------
Other expenses (income):
         General and administrative                                      1,605             1,479             4,611             4,083
         Net interest expense                                              182               403             1,038             1,372
                                                                       -------           -------           -------           -------
                                                                         1,787             1,882             5,649             5,455
                                                                       -------           -------           -------           -------
Income before income taxes                                               2,934             1,733             7,633             5,262
Provision for income taxes                                               1,056               624             2,748             2,046
                                                                       -------           -------           -------           -------
Net income                                                             $ 1,878           $ 1,109           $ 4,885           $ 3,216
                                                                       =======           =======           =======           =======
Earnings per common share                                              $  0.18           $  0.15           $  0.54           $  0.44
                                                                       =======           =======           =======           =======

Weighted average number of common shares and
     common equivalent shares outstanding                               10,410             7,507             9,058             7,368
                                                                       =======           =======           =======           =======




                             STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                   Sept. 29,       Oct. 1,
                                                                     1996           1995
                                                                   --------       --------
                                                                       (In Thousands)
Cash flows from operating activities:
     Net Income                                                    $  4,885       $  3,216
     Adjustments to reconcile net income to net cash provided
         by operating activities:
              Depreciation and amortization                           3,739          3,399
              Loss on sale of property                                   51             19
              (Increase) in preoperational costs                     (1,011)          (184)
              (Increase) decrease in other current assets                45            (66)
              Decrease in other assets                                   16             83
              Increase in current liabilities                           963              4
                                                                   --------       --------
              Net cash provided by operating activities               8,688          6,471
                                                                   --------       --------
Cash flows from investing activities:
     Purchases of property and equipment                            (29,746)        (8,154)
     Sale of property and equipment                                     532              0
                                                                   --------       --------
                                                                    (29,214)        (8,154)
Cash flows from financing activities:
     Proceeds from (repayment on) borrowings                        (11,956)         1,324
     Repurchase of debentures                                          (400)          (643)
     Redemption of debentures                                          (138)          --
     Exercise of stock options                                           64             27
     Proceeds from secondary offering                                37,442           --
     Dividends paid                                                    (429)          (358)
                                                                   --------       --------
         Net cash provided by financing activities                   24,583            350
                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents                  4,057         (1,333)
Cash and cash equivalents at beginning of period                      1,299          2,087
Cash and cash equivalents at end of period                         $  5,356       $    754
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

                              RESULTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended              Nine Months Ended
                                                       Sept. 29,       Oct. 1,        Sept. 29,        Oct. 1,
                                                         1996            1995            1996            1995
                                                      -----------     -----------    ------------    ------------
Sales                                                    100.0%          100.0%         100.0%          100.0%
                                                         ------          -----          -----           -----

Cost of sales:
         Food and beverages                               28.5            28.7           28.4            28.5
         Labor                                            34.4            34.7           34.5            35.0
         Restaurant operating expenses                    16.5            16.5           16.7            16.4
         Restaurant depreciation and amortization          4.4             4.2            4.1             4.4
                                                         -----           -----          -----           -----
                                                          83.8            84.1           83.7            84.3
                                                         -----           -----          -----           -----

Restaurant operating income                               16.2            15.9           16.3            15.7
                                                         -----           -----          -----           -----

Other expenses (income):
         General and administrative                        5.5             6.5            5.6             6.0
         Net interest expense                              0.6             1.8            1.3             2.0
                                                         -----           -----          -----           -----
                                                           6.1             8.3            6.9             8.0
                                                         -----           -----          -----           -----

Income before income taxes                                10.1             7.6            9.4             7.7
Provision for income taxes                                 3.7             2.7            3.4             3.0
                                                         -----           -----          -----           -----

Net income                                                 6.4%            4.9%           6.0%            4.7%
                                                         =====           =====          =====           =====


         Sales for the third quarter of fiscal 1996 increased 28% to $29,183,000 compared to sales of $22,758,000 for the third quarter of fiscal 1995. For the first nine months sales increased 19% to $81,587,000 compared to sales of $68,351,000 for the comparable period last year. The increases are due to the opening of new stores. Sales at new stores opened this year continued to be well above the sales at same stores resulting in third quarter all store average weekly sales that were 2% above last year, while same store average weekly sales were down 3% (same store sales comparisons exclude 25% of the stores open during the quarter). For the first nine months all store average weekly sales were up 2%, same store sales were down 1%.

         Dairy products and pork prices were higher during the third quarter this year compared to last year. However, menu changes implemented at the beginning of the third quarter this year altered the mix of items sold and resulted in food and beverage cost declining 20 basis points from last year to 28.5%.

         Labor cost declined in the third quarter to 34.4% of sales from 34.7% last year. For the first nine months labor cost was 34.5% of sales compared to 35.0% for the same period last year. The reduction in labor cost as a percent of sales is primarily the result of higher average unit sales as actual labor cost in dollars per store was 1% higher than last year for both the third quarter and first nine months.

         Operating expense for the third quarter of 16.5% of sales was the same as the third quarter last year. For the first nine months operating expense of 16.7% was 30 basis points higher than the comparable period last year. The year to date increase was primarily the result of higher repairs and maintenance expense earlier in the year.

         Restaurant depreciation and amortization expense as a percentage of sales in the third quarter was 4.4%, 20 basis points higher than last year. This increase is due to higher amortization of new store pre-opening expenses resulting from an increase in the number of new stores opened during the past twelve months (10 stores this year vs. 4 last year). For the first nine months restaurant depreciation and amortization of 4.1% of sales was 30 basis points lower than the comparable period last year. The decrease for the first nine months as opposed to the increase for the third quarter is because most of the new stores opened late in the second quarter. The Company's policy is to capitalize certain costs prior to opening. These costs are then amortized over their first twelve months of operations.

         General and administrative expense for the quarter at 5.5% of sales was 100 basis points less than last year. For the first nine months general and administrative expense of 5.6% was 40 basis points less than last year. The reduction in costs as a percent of sales is primarily the result of higher sales. Actual dollar expense was 9% higher for the quarter and 13% higher year to date. Most of the additional spending is due to an increase in the number of trainees this year. This increase is the result of the acceleration in the rate of new store openings.

         Net interest for the third quarter of $182,000 was $221,000 less than last year. Net interest expense for the year to date of $1,038,000 was $334,000 less than last year. The reduction in interest expense is the result of lower long term debt this year.

         The provision for income taxes as a percentage of income before taxes was 36.0% for both the third quarter and the first nine months. Last year's rates were 36.0% for the third quarter and 38.9% for the first nine months.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements arise from the development and opening of new Restaurants. The Company's primary sources of working capital are cash flow from operations, borrowings under the Company's revolving/term loan (the "Credit Agreement") and the sale of equity securities. The Company's cash flow from operations were $7,571,000, $9,495,000 and $8,688,000 for 1994,
1995 and the nine months ended September 29, 1996, respectively. The Credit Agreement provides for a $33,000,000 line of credit and, as of September 29, 1996, the Company had no outstanding borrowings under the Credit Agreement. On May 13, 1996, the Company completed a public offering of 2,875,000 Common Shares (the "Offering") and received net proceeds of $37,442,000. The Company used $28.5 million of the net proceeds from the Offering to reduce outstanding borrowings under the Credit Agreement. The remainder was invested in short term treasuries and will be used to fund the development of new Restaurants and for general corporate purposes.

         Capital expenditures were $11,318,000, $17,200,000 and $29,746,000 for
1994, 1995 and the nine months ended September 29, 1996, respectively. The Company has opened eight Restaurants in the first nine months of 1996, and intends to open three additional Restaurants in the remainder of 1996 and 11 to 13 Restaurants in 1997. The Company believes that cash flow from operations, borrowings from the Credit Agreement and proceeds from the Offering will be sufficient to fund the planned expansion as well as the ongoing maintenance and remodeling of existing Restaurants through 1997. The Company's ability to expand will depend on a number of factors, including the selection and availability of suitable locations, hiring and training sufficiently skilled management and personnel, adequate financing, construction or acquiring Restaurants at a reasonable cost and other factors, some of which are beyond the control of the Company. While the Company has in the past successfully opened new Restaurants, there can be no assurance that the Company will be able to continue to open new Restaurants or that, if opened, those Restaurants can be operated profitably.

         In 1992, the Company issued its Convertible Debentures in the principal amount of $23,000,000 in a public offering. Under the terms of the Indenture pursuant to which the Convertible Debentures were issued, the Company is required to redeem up to $1,150,000 principal amount on November 1 of each year if timely request is made by holders. In 1994 and 1995, the Company redeemed $1,150,000 and $1,150,000, respectively, of the Convertible Debentures as a result of requests by holders. In addition, the Company is required to redeem up to $25,000 per deceased holder during each fiscal year. In 1994, 1995 and nine months ended September 29, 1996, the Company redeemed $50,000, $30,000, and $138,000, respectively, of the Convertible Debentures by reason of the death of holders. In 1994, the Company purchased $2,500,000 principal amount of the Convertible Debentures on the open market at a market price of $1,618,000, in 1995 purchased $250,000 principal amount at a market price of $222,000 and in the first quarter of 1996, purchased $400,000 principal amount at a market price of $363,000. All of the redemptions and purchases of Convertible Debentures during 1994 and 1995 were made with funds obtained from loans under the Credit Agreement.

         During the first quarter of 1994, the Company entered into a guaranty agreement with First Union National Bank of Tennessee pursuant to which the Company guaranteed the payment of a $5,000,000 loan to G. Arthur Seelbinder, Chairman of the Board and Chief Executive Officer of the Company. First Union also is the lender to the Company under the Credit Agreement. In 1995, the Company requested that Mr. Seelbinder refinance the $5,000,000 loan with a bank that was not a lender to the Company. In July 1995, Mr. Seelbinder refinanced the loan with NationsBank of Tennessee N.A. and incurred refinancing costs of approximately $42,000, which were paid by the Company. As a condition to the refinancing, NationsBank required that the Company reaffirm its guaranty of the loan. The NationsBank loan bears interest at a per annum rate equal to 0.25% over the prime rate of interest charged by NationsBank from time to time and is due and payable on August 1, 1997. Mr. Seelbinder pledged 570,000 of his Common Shares to NationsBank as collateral for the $5,000,000 loan and as collateral for three additional loans aggregating $2,975,000 in principal amount. The loan agreement between Mr. Seelbinder and NationsBank provides that if there were a default with respect to any of the four loans or a default by the Company under the Credit Agreement, NationsBank would be able to declare all four loans immediately due and payable. The guaranty agreement provides that the Bank will apply the proceeds from the sale of the pledged shares first to the $5,000,000 loan guaranteed by the Company. The guaranty agreement also provides that in the event the Bank is unable to liquidate the pledged shares within 120 days after the occurrence of a default, the Company will pay the unsatisfied portion of the $5,000,000 note. Mr. Seelbinder agreed to pay the Company an annual fee in the amount of 0.25% of the principal amount of the loan during each year that the Company's guaranty is outstanding. At October 31, 1996, the balance of the $5,000,000 loan, including accrued interest, was $5,438,923 and the undiscounted fair market value of the pledged shares was approximately $6,270,000. The loan is scheduled to mature in the third quarter of 1997. The guaranty secures the loan until it is repaid or refinanced without a guaranty. The Company expects the Chairman will repay or refinance the loan before its presently scheduled maturity. If the loan is not so repaid or refinanced, the Company would fund any obligation it incurs under the terms of its guaranty from additional borrowings under its line of credit. The Company does not believe that it will be required to make any material payment under the guaranty in 1996; however, there can be no assurance that the loan will be repaid or refinanced on terms that will not result in continuing the guaranty or in a material payment.

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

         4.6 Letter dated October 29, 1992 from National City Bank to the Registrant (incorporated by reference to Exhibit 4.6 to the 1992 Form 10-K).

         4.7 See Section 7.4 of the Amended and Restated Loan Agreement dated December 22, 1995 between the Registrant and First Union National Bank of Tennessee, as amended (see Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995; Commission File No. 1-13044).

         4.8 Indenture dated as of October 28, 1992 between the Registrant and First Union National Bank of North Carolina, as Trustee (incorporated by reference to Exhibit 2.5 of Registrant's Form 8-A filed with the Commission on November 10, 1992; Commission File Number 0-16806).

     27.  FINANCIAL DATA SCHEDULE

          27.1. Financial Data Schedule (submitted electronically for SEC information only).

     (b)  REPORTS ON FORM 8-K.


     No reports on Form 8-K were filed by Registrant during the fiscal quarter ended September 29, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COOKER RESTAURANT CORPORATION
                                                (Registrant)

Date:  November 11, 1996

                                                By: s/ G. Arthur Seelbinder
                                                    ----------------------------
                                                    G. Arthur Seelbinder
                                                    Chairman of the Board and
                                                    Chief Executive Officer

                                                By: s/ David C. Sevig
                                                    ----------------------------
                                                    David C. Sevig
                                                    Vice President -
                                                    Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


                                                                                                  PAGE IN MANUALLY
    EXHIBIT NO.                                      DOCUMENT                                     SIGNED ORIGINAL
    ----------                                       --------                                     ---------------
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

        4.2           See  Articles  One,  Four,  Seven and Eight of the Amended and  Restated
                      Code of Regulations of Registrant.                                           See Exhibit 3.2

        4.3           Rights  Agreement  dated as of February 1, 1990 between  Registrant  and
                      National City Bank.                                                                  *

        4.4           Amendment to Rights  Agreement  dated as of November 1, 1992 between the
                      Registrant and National City Bank.                                                   *

        4.5           Letter  dated  October  29,  1992  from the  Registrant  to First  Union
                      National Bank of North Carolina.                                                     *

        4.6           Letter dated October 29, 1992 from National City Bank to the Registrant.
                                                                                                           *
        4.7           See  Section  7.4 of the  Amended  and  Restated  Loan  Agreement  dated
                      December 22,  1995 between  Registrant  and First Union National Bank of
                      Tennessee,  as amended  (see  Exhibit  10.4 to the  Registrant's  Annual             *
                      Report  on Form  10-K  for the  fiscal  year  ended  December 31,  1995;
                      Commission File No. 1-13044).

        4.8           Indenture  dated as of October 28,  1992  between  Registrant  and First
                      Union National Bank of North Carolina, as Trustee.                                   *

       27.1           Financial Data Schedule  (submitted  electronically  for SEC information only).

*Incorporated by reference.