Form 10-K
period 1996-12-29
COOKER RESTAURANT CORP /OH/
filed 1997-03-31
CIK 832412

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              ---------------------

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 29, 1996                                        Commission file number: 1-13044

                                           COOKER RESTAURANT CORPORATION
-------------------------------------------------------------------------------------------------------------------

                              (Exact name of registrant as specified in its charter)


                                                       OHIO
-------------------------------------------------------------------------------------------------------------------

                          (State or other jurisdiction of incorporation or organization)


                                 5500 Village Boulevard, West Palm Beach, Florida
-------------------------------------------------------------------------------------------------------------------

                                     (Address of principal executive offices)


                                                    62-1292102
-------------------------------------------------------------------------------------------------------------------

                                       (I.R.S. Employer Identification No.)


                                                       33407
-------------------------------------------------------------------------------------------------------------------

                                                    (Zip Code)


Registrant's telephone number, including area code:  (561) 615-6000
Securities registered pursuant to Section 12(b) of the Act:

                   Title of Class                                        Name of exchange on which registered
                   --------------                                        ------------------------------------
Common Shares, without par value                                             The New York Stock Exchange
-------------------------------------------------------------------------------------------------------------------

Rights to Purchase Class A Junior Participating Preferred                    Trades with the Common Shares
Shares, without par value
-------------------------------------------------------------------------------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                                 6 3/4% Convertible Subordinated Debentures Due 2002
-------------------------------------------------------------------------------------------------------------------
                                                 (Title of Class)

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

     The aggregate market value of Common Shares held by non-affiliates of the Registrant on February 28, 1997 was $98,798,000.

     The number of Common Shares outstanding on February 28, 1997 was
10,035,000.

     The following documents have been incorporated by reference into this Form 10-K:


               Document                                                   Part of Form 10-K
               --------                                                   -----------------
The Registrant's definitive Proxy Statement for
its 1997 Annual Meeting of Shareholders dated                                 Part III
March 19, 1997

     The report of Price Waterhouse LLP on the financial statements of the Registrant for the fiscal years ended January 1, 1995 and December 31, 1995 is unavailable and has been omitted pursuant to Rule 12b-25(e)(1).

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     At March 17, 1997 the Registrant owned and operated 52 full-service "Cooker(sm)" restaurants (the "Restaurants") in Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Tennessee and Virginia. Restaurants average approximately 7,900 square feet and 255 seats, and are designed to provide traditional and comfortable dining experiences rather than a theme atmosphere or menu. The Registrant provides an attractive value to customers by offering a moderately-priced, full menu of high quality food served in generous portions. The menu includes appetizers, soups, salads, chicken, fish, beef and pasta entrees, sandwiches, burgers and desserts, most of which are created from original recipes and prepared from scratch using fresh ingredients. Entree selections generally range in price from $4.45 to $14.95 and, in 1996, the average check per person was approximately $10.60. The Registrant is committed to providing prompt, friendly and efficient customer service as reflected by its "100% Satisfaction Guarantee" policy and by its having what the Registrant believes is a higher ratio of service personnel to customers and a greater number of managers per Restaurant than many of its competitors.

     In 1994, the Registrant began an aggressive program designed to enhance operational execution, broaden and strengthen senior and Restaurant-level management talent, and reduce operating costs. The Registrant's rapid expansion in 1993, opening nine Restaurants on a base of 20, overextended its Restaurant-level management. In addition, several of these new Restaurants produced lower sales than the Registrant's existing Restaurants since they were located in new markets where the Registrant's concept was not established. As a result, the Registrant slowed its growth and opened only six Restaurants in 1994 and three Restaurants in 1995. The Restaurants primarily were opened in markets where the Cooker reputation was already known and where it could capitalize on distribution and supervisory efficiencies. During this period, the Registrant focused its attention more closely on improving operations at existing Restaurants. In 1994 and 1995, the Registrant strengthened its senior-level management team by adding two key executives: Phillip L. Pritchard, President and Chief Operating Officer, formerly with General Mills Restaurants, Inc. ("GMRI") and David C. Sevig, Vice President - Chief Financial Officer, formerly with GMRI and Blockbuster Entertainment Group. Additionally, the Registrant strengthened its Restaurant-level management teams by implementing an ongoing, comprehensive development program. Furthermore, rather than staffing all Restaurants with the same number of managers, the Registrant began to staff Restaurants according to sales volume, which significantly reduced the Registrant's cost of labor as a percentage of sales by decreasing the average number of managers per Restaurant from approximately 8.3 to 5.5.

THE COOKER CONCEPT

     The key features of the Cooker concept include the following:

     "100% Satisfaction Guarantee." The Registrant is committed to providing high quality food, friendly and efficient service and comfortable, clean surroundings. Restaurant managers visit tables to make sure every customer is satisfied with the Cooker experience. If a customer is not satisfied with any part of the visit, particularly the food and service, the Restaurant staff is authorized to provide that customer with a free meal.

     Original Recipes Made From Scratch. Cooker provides an attractive value to customers by offering a moderately-priced, full menu of high quality food served in generous portions. Most of the items on Cooker's menu are created from original recipes and prepared from scratch using fresh ingredients, which the Registrant believes results in more flavorful food. The menu is re-evaluated in June and December of each year when the least popular items from each category (appetizers, entrees and desserts) are removed from the menu and replaced with new items created by the Registrant's culinary team. Each menu item is researched and tested in the Registrant's test kitchen and in Restaurants to ensure customer acceptance.

     Commitment to Staffing. The Registrant's commitment to meeting the highest standards of customer service is reflected in having what the Registrant believes is a higher ratio of service personnel to customers and having a greater number of managers per Restaurant than many of its competitors. The Registrant believes that higher staffing levels permit its staff to interact with customers, resulting in an enhanced dining experience. This strategy results in repeat customer visits, as well as "word-of-mouth" advertising by current customers that attracts new customers.

     Timeless Atmosphere. The Restaurants are designed to create a traditional and comfortable atmosphere suitable for any occasion. This atmosphere is enhanced by friendly service and a menu that appeals to a broad segment of the population and encourages customers to visit the Restaurants more often. Unlike many casual dining restaurants that center around a "theme," the Registrant believes its Restaurants are not as sensitive to changing customer preferences and trends.

     Dedicated Employees. The Registrant hires its personnel only after extensive interviews, and seeks to recruit employees who share the Registrant's commitment to high standards of customer service. Each new non-management employee is initially trained for a minimum of seven to ten days or longer if hired for a new Restaurant. Regardless of their background, new management personnel undergo 90 to 120 days of training that includes gaining exposure to all areas of Restaurant operations and attending training classes at the Registrant's headquarters. The Registrant encourages a sense of personal commitment from its employees at every level by providing extensive training, employee development and competitive compensation. Management believes its personnel policies result in a low rate of employee turnover.

MENU

     Cooker provides an attractive value to customers by offering a moderately-priced, full menu of high quality food and beverage items served in generous portions. The menu features 66 dishes including appetizers, soups, salads, chicken, fish, beef and pasta entrees, sandwiches, burgers and desserts. Most of the items on the menu are created from original recipes and prepared from scratch using fresh ingredients, which the Registrant believes results in more flavorful food. Lunch and dinner entrees generally range in price from $4.45 to $14.95 and in 1996 lunch accounted for approximately 40% of sales. The average check per person in 1996 was approximately $10.60. Each Restaurant offers alcoholic beverages including liquor, wine and beer, which constituted approximately 11% of sales in 1996. The Registrant re-evaluates its menu in June and December of each year, and the least popular items from each category are removed from the menu and replaced with new items created by the Registrant's culinary team. Each menu item and recipe is researched and tested in the Registrant's test kitchen and in the Restaurants to ensure customer acceptance.

DESIGN

     The Restaurants are designed to be comfortable and functional, with a decor that includes materials such as mahogany, slate, marble and tile. The average Restaurant is approximately 7,900 square feet (of which approximately 40% is devoted to kitchen and services areas) with seating for approximately 255 customers. Most of the Restaurants opened in 1996 have in excess of 8,000 square feet and seat approximately 270 customers. This increase is a result of the size of the existing facilities that the Registrant converted into Restaurants and does not reflect a management decision to increase the size of future Restaurants. The majority of the seating is in booths, which enhances customer privacy and comfort. Each Restaurant also has a separate bar area which has stool and booth seating. The Registrant believes that the typical Restaurant kitchen is comparatively large by industry standards and is designed for quality and speed of food preparation. These kitchens permit the Registrant to be flexible in the types of food items which can be prepared and to adapt to changing customer tastes and preferences.

UNIT ECONOMICS

     In 1996, the 36 Restaurants open for the year generated average sales of approximately $2.6 million, average Restaurant operating income of approximately $.43 million or 17.1% of sales, and average cash flow (Restaurant operating income plus depreciation and amortization) of approximately $.53 million or 20.4% of sales. Average cash flow is commonly used as an additional measure of operating profitability in the restaurant industry, although it should not be considered an alternative to operating income as an indicator of the Registrant's operating performance or an alternative to cash flow from operating activities as a measure of liquidity. The 11 Restaurants opened by the Registrant in 1996 required an initial investment, including land, building, fixtures, furniture, equipment and pre-opening costs, averaging approximately $2.5 million. The Registrant expects that the average cost of developing and opening a Restaurant in the future also will be approximately $2.4 million to $2.5 million, as will the cost of converting an existing facility into a Restaurant. However, these costs may vary greatly depending on the site selected or the quality and condition of the existing facility. There can be no assurance that the estimated cost of developing and opening a Restaurant in the future or the cost of converting an existing facility into a Restaurant will not increase.

DEVELOPMENT AND EXPANSION

     The Registrant is an Ohio corporation which was the surviving corporation of the merger of affiliated corporations in 1988. At that time the Registrant operated six restaurants. The following table sets forth the Registrant's unit growth since 1988:

YEAR                                1989         1990         1991       1992       1993        1994       1995       1996
RESTAURANTS OPEN AT
START OF YEAR                         8           10           12         15          20         29         35         37

RESTAURANTS OPENED
DURING YEAR                           2             2            3          5           9         6          3*         11*

-------------------

* The Registrant closed one Restaurant in Florence, Kentucky in 1995 and one in Palm Harbor, Florida in 1996. Both locations have been leased to third parties.

     The Registrant opened eleven Restaurants in 1996 and has opened five Restaurants to date in 1997. The Registrant purchased six properties from a subsidiary of Darden Restaurants, Inc. for a cash purchase price of approximately $11,200,000 in January 1996. The properties purchased by the Registrant had been used by Darden or its subsidiaries and their respective predecessors as "China Coast Restaurants," but Darden and its subsidiaries, or their predecessors, closed them prior to putting them up for sale. The Registrant remodeled these properties extensively to conform to its requirements prior to opening them as Cooker Bar and Grille(R) restaurants in the second quarter of 1996. In a separate transaction in September, 1996 the Registrant purchased five more properties from Darden for a purchase price of approximately $7,400,000. These properties were likewise remodeled and opened as Restaurants in the first quarter of 1997.

     The Registrant intends to open an additional six to eight Restaurants in 1997. A majority of potential future locations for openings in 1997 are either under construction or negotiations for those locations are currently in progress. The Registrant anticipates that cash on hand along with funds generated from operations and bank borrowings will be sufficient to finance these Restaurants. Further expansion will be dependent on, among other things, the Registrant's future operations, the availability of capital, desirable site locations, the ability to attract qualified employees, securing appropriate local government approvals, and future economic conditions. The Registrant has no definite commitments to develop Restaurants after 1997 and there can be no assurance that the Registrant will be able to locate and acquire suitable sites for expansion. There can be no assurance that the Registrant will be able to open the number of Restaurants planned to be opened by it or that such Restaurants will be opened on schedule.

     The Registrant considers the specific location of a Restaurant to be critical to its long-term success and devotes significant effort to the investigation and evaluation of potential sites. In order to effectively control its operational and administrative costs, as well as take advantage of name recognition, the Registrant anticipates that further expansion will be in medium to large metropolitan areas in the Midwest, East and Southeast regions of the United States, primarily in freestanding buildings and in retail developments in proximity to high density, high traffic, office, residential and retail areas. The Registrant owns and leases the sites for its existing facilities, although the Registrant prefers to own the property.

RESTAURANT OPERATIONS

     Management and Employees. The Registrant currently has 10 regional managers who are each responsible for supervising between four and six Restaurants and continuing the development of their management teams. Through regular visits to the Restaurants, the regional managers ensure that the Registrant's concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations. Each of the Restaurants typically has one general manager, one assistant general manager, one kitchen manager and between two and four assistant managers. The general manager of each Restaurant has primary responsibility for the day-to-day operations of the entire Restaurant and is responsible for maintaining the standards of quality and performance established by the Registrant. The average number of hourly employees in each Restaurant is approximately 85. Management believes that its success is in part attributable to its high level of service and interaction between its employees and guests.

     The Registrant seeks to attract and retain high quality managers and hourly employees by providing attractive financial incentives and flexible working schedules. Financial incentives provided to attract high quality managers include competitive salaries, bonuses and stock options based upon position, seniority and performance criteria. Also, management believes that the Registrant attracts qualified managers by providing a higher overall quality of life characterized by a five-day work schedule.

     Prior to 1994, the Registrant maintained an average of approximately 8.3 managers for each Restaurant. During 1994, management implemented a program to better match the number of managers with the sales of a particular Restaurant. As a result of this program, management has reduced the average number of managers per Restaurant to approximately 5.5, thereby reducing the Registrant's cost of labor as a percentage of sales.

     Training and Development. The Registrant hires its personnel only after extensive interviews, and seeks to recruit employees who share the Registrant's commitment to high standards of customer service. Each new non-management employee is initially trained for a minimum of seven to ten days or longer if hired for a new Restaurant. Regardless of their background, new management personnel undergo 90 to 120 days of training that includes gaining exposure to all areas of Restaurant operations and attending training classes at the Registrant's headquarters. The Registrant encourages a sense of personal commitment from its employees at every level by providing extensive training, employee development and competitive compensation. Management believes its personnel policies result in a low rate of employee turnover.

     Restaurant Reporting Systems. The Registrant uses integrated management information systems that include a point-of-sale system to facilitate the movement of food and beverage orders between the customer areas and kitchen operations, control cash, handle credit card authorizations, and gather data on sales by menu item and hours worked by employees. In addition, Restaurant systems have been developed to record accounts payable and inventories. Sales, cash control, and summary payroll data are transferred to the Registrant's headquarters nightly. Detailed payroll, accounts payable and inventory data are transferred to the Registrant's headquarters weekly. These Restaurant information systems provide data for posting directly to the Registrant's general ledger, to other accounts subsystems and to other systems developed to evaluate Restaurant performance.

     The Restaurant system also provides hourly, daily and weekly reports for each Restaurant manager to evaluate current performance and to plan for future staffing and food production needs. The headquarters' systems also provide a variety of management reports comparing current results to prior periods and predetermined operating budgets. The results are reported to and reviewed with Registrant management by accounting personnel. Included among the reports produced are (i) daily reports of revenue and labor cost by Restaurant, (ii) weekly summary profit and loss statements by Restaurant and an analysis of sales by menu item, and (iii) monthly detailed profit and loss statements by Restaurant as well as analytical reports on a variety of Restaurant performance characteristics.

     Purchasing. Purchasing specifications are determined by the Registrant's corporate offices. Each Restaurant's management team determines the daily quantities of food items needed and orders such quantities from major suppliers at prices often negotiated directly with the Registrant's corporate offices. The Registrant purchases its food products and supplies from a variety of national, regional and local suppliers. The Registrant is not dependent upon any one supplier and has not experienced significant delays in receiving its food and beverage inventories, restaurant supplies or equipment. Management believes that the diversity of the Registrant's menu enables its overall food costs to be less dependent upon the price of a particular product. The Registrant also tests various new products in an effort to obtain the highest quality products possible and to be responsive to changing customer tastes.

     Advertising and Marketing. The Registrant relies primarily on "word of mouth" advertising to attract customers to its Restaurants. Management believes the "100% Satisfaction Guarantee," made-from-scratch menu items and focus on high-quality service generates a high level of repeat customers and new customer visits. The Registrant focuses its limited advertising expenses on local promotions and public relations efforts.

     Hours of Operation. The Restaurants generally offer food service from 11:00 a.m. to 11:00 p.m., Sunday through Thursday, and 11:00 a.m. to midnight on Friday and Saturday. All menu items (other than alcoholic beverages) are available for carry-out.

COMPETITION

     The restaurant and food service industry is highly competitive and fragmented. There are numerous restaurants and other food service operations that compete directly and indirectly with the Registrant. Many competitors have been in existence longer, have a more established market presence and have significantly greater financial, marketing and other resources and higher total sales volume and profits than does the Registrant. In addition to other restaurant companies, the Registrant competes with numerous other businesses for suitable locations for its Restaurants.

     The restaurant industry may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional or local economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability and the type, number and location of competing restaurants. Changes in any of these factors could adversely affect the Registrant. In addition, factors such as inflation and increased food, liquor, labor and other costs could adversely affect the Registrant.

GOVERNMENT REGULATIONS

     The Registrant's business is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages. While the Registrant to date has not experienced an inability to obtain or maintain any necessary governmental licenses, permits or approvals, the failure to maintain food and liquor licenses could have a material adverse effect on the Registrant's operating results. In addition, Restaurant operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar costs over which the Registrant has no control. Since many of the Registrant's employees are paid at rates based on the federal minimum wage, increases in the minimum wage may result in an increase in the Registrant's labor costs. Some states have set minimum wage requirements higher than the federal level. The Registrant is subject to "dram shop" statutes in certain states which generally provide a person injured by an intoxicated person with the right to recover damages from an establishment that served alcoholic beverages to the intoxicated person. Difficulties or failure in obtaining required licenses and approvals will result in delays in, or cancellation of, the opening of new Restaurants. Although the Registrant has satisfied restaurant, liquor and retail licensing for its existing Restaurants, no assurance can be given that the Registrant will be able to maintain existing approvals or obtain such further approvals at other locations. The development and construction of additional Restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. There can be no assurance that the Registrant will be able to obtain necessary variances or other approvals on a cost effective and timely basis in order to construct and develop Restaurants in the future.

EMPLOYEES

     At March 2, 1997, the Registrant had approximately 4,950 employees, of which approximately 4,605 were Restaurant employees, approximately 317 were Restaurant management personnel, and approximately 28 were corporate staff personnel. None of the Registrant's employees is represented by a labor union or a collective bargaining unit. The Registrant considers relations with its employees to be satisfactory.

MARKS

     The Registrant has registered the service mark "Cooker Bar and Grille" and Design with the United States Patent and Trademark Office. The Registrant previously registered the service mark "The Southern Cooker - Home Style Restaurant & Bar" and Design with the United States Patent and Trademark Office but did not renew the registration when its initial term expired. The Registrant also uses the word Cooker as a service mark in combination with words and designs other than those used in the registered marks. Other providers of restaurant services use trade names that include the word "cooker." Some of these users may resist the Registrant's use of its marks, as it expands into new territories. However, in view of the extensive third party use of such trade names, management believes that the Registrant should be in a reasonably good position to resist adverse claims. This same extensive third party use means, however, that the Registrant may in the future have difficulty blocking use by others of marks incorporating the word "cooker." It is possible for prior users to develop rights in such marks in their geographic territories and it would be difficult for the Registrant to limit such use, even though the Registrant has a federal registration.

ITEM 2. PROPERTIES.

     At March 17, 1997, the Registrant operated 52 Restaurants in the following locations:

METROPOLITAN AREA                      LOCATION
-----------------                      --------
FLORIDA
  Orlando ............................ Altamonte Springs
  Ft. Myers-Cape Coral ............... Ft. Myers
  Gainesville ........................ Gainesville
  Melbourne-Titusville-Palm Bay ...... Melbourne
  Tampa-St. Petersburg-Clearwater .... Tampa


GEORGIA
  Atlanta ............................ Alpharetta
  Atlanta ............................ Gwinnett
  Atlanta ............................ Kennesaw
  Atlanta ............................ Wildwood


INDIANA
  Indianapolis ....................... Keystone
  Indianapolis ....................... Willow Lake

KENTUCKY
  Louisville ......................... Hurstbourne Plaza

MARYLAND
  Washington, D C .................... Bethesda

MICHIGAN
  Detroit ............................ Ann Arbor
  Detroit ............................ Auburn Hills
  Detroit ............................ Livonia
  Detroit ............................ Novi
  Detroit ............................ Sterling Heights
  Grand Rapids ....................... Grand Rapids
  Flint-Saginaw....................... Saginaw

NORTH CAROLINA
  Raleigh-Durham-Chapel Hill ......... Raleigh



METROPOLITAN AREA                      LOCATION
-----------------                      --------
OHIO
  Cincinnati ......................... Beechmont
  Cincinnati ......................... Governor's Hill
  Cincinnati ......................... Paxton Road
  Cincinnati ......................... Springdale
  Cleveland .......................... Rockside
  Cleveland .......................... Beachwood
  Cleveland .......................... Westlake
  Cleveland .......................... Solon
  Columbus ........................... Bethel Road
  Columbus ........................... Cleveland Avenue
  Columbus ........................... East Main Street
  Columbus ........................... Hamilton Road
  Columbus ........................... Lane Avenue
  Columbus ........................... Morse Road
  Columbus ........................... North High Street
  Dayton ............................. Beaver Creek
  Dayton ............................. Miamisburg-Centerville
  Dayton ............................. Vandalia
  Toledo ............................. Toledo
  Toledo ............................. Sylvania
  Youngstown ......................... Boardman Township

TENNESSEE
  Johnson City ....................... Johnson City
  Memphis ............................ Memphis
  Memphis ............................ Regalia Center
  Nashville .......................... Hermitage
  Nashville .......................... Murfreesboro
  Nashville .......................... Parkway
  Nashville .......................... Rivergate
  Nashville .......................... West End

VIRGINIA
  Norfolk ............................ Chesapeake
  Washington, D C .................... Fairfield

     The Registrant leases 17 Restaurants from unaffiliated lessors with terms ranging from 15 to 40 years, that include options to extend such leases exercisable by the Registrant. See Note 11a to the Financial Statements for information relating to the lease commitments. The Registrant owns the remaining Restaurants, six of which are subject to a mortgage granted to the First Union National Bank of Tennessee.

     The Registrant owns a 32,000 square foot office building in West Palm Beach, Florida where its executive offices are located. Currently the Registrant leases 40 percent of that facility to an unaffiliated lessee. The lease term runs through May, 1998. The Registrant leases a 15,000 square foot location in Columbus, Ohio from an unaffiliated third party for a term through 1999 which was the Registrant's headquarters before 1995. The Registrant is attempting to dispose of the property. The Registrant closed a restaurant in Florence, Kentucky in 1995 and a restaurant in Palm Harbor, Florida in 1996 and is currently leasing the sites to unaffiliated third parties.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below is information regarding the executive officers of the Registrant as of December 29, 1996:

     G. ARTHUR SEELBINDER, age 53, is a founder of the Registrant. He has been Chairman of the Board, Chief Executive Officer and a director of the Registrant since 1986 and served as President from September 1989 until December 1994. He was Chairman of the Board of Cooker Corporation (a predecessor of the Registrant) from 1984 until 1988 when it was merged into the Registrant. Mr. Seelbinder is also a director and the President of Financial Land Corporation, a real estate holding company. Mr. Seelbinder was a general partner in a single-asset real estate limited partnership that owned and managed an office building in central Ohio. As part of the foreclosure process, a state court appointed a receiver to take over the property owned by the Partnership in December, 1994. The Partnership filed a Chapter 11 petition in the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division, in December, 1995. The Bankruptcy Court dismissed the case in December, 1996.

     PHILLIP L. PRITCHARD, age 47, has been a director of the Registrant since 1994 and has served as the President and Chief Operating Officer of the Registrant since December 1994. Prior to joining the Registrant, Mr. Pritchard spent 22 years with GMRI. Most recently, Mr. Pritchard served as Executive Vice President, Operations for GMRI's Red Lobster restaurants from 1986 through 1992 and Executive Vice President, Operations for GMRI's China Coast restaurants from 1992 to 1993. He has an MBA degree from Rollins College Graduate School of Business Administration.

     DAVID C. SEVIG, age 53, has been Vice President - Chief Financial Officer of the Registrant since June 1995. Prior to joining the Registrant, Mr. Sevig was with GMRI from 1967 through 1994 where he served as Vice President - Controller of international restaurants for six years and Vice President - Controller of Red Lobster restaurants for 10 years before that. From May 1994 through May 1995, he was with Blockbuster Entertainment developing the Block Party entertainment concept.

     GLENN W. COCKBURN, age 41, is a founder of the Registrant. He has been a director of the Registrant since 1989. In 1991, he was elected Senior Vice President - Operations of the Registrant. He was Vice President - Food Services of the Registrant from 1988 to 1991 and was Vice President of Food Operations of Cooker Corporation from 1986 to 1988 when it was merged into the Registrant. He is a graduate of the Culinary Institute of America in Hyde Park, New York.

     MARGARET A. EPPERSON, age 51, has been Secretary and Treasurer of the Registrant since 1986.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Common Shares are traded on the New York Stock Exchange ("NYSE") under the symbol "CGR". The prices set forth below reflect high and low sale prices for Common Shares in each of the quarters of 1995 and 1996 as reported by the NYSE.

                 1996                                      HIGH                                        LOW
             1st Quarter                                  $14                                          $11
             2nd Quarter                                  $15 1/4                                      $12 1/8
             3rd Quarter                                  $13 3/8                                      $10 3/8
             4th Quarter                                  $12 1/2                                      $10 1/4

                 1995                                      HIGH                                        LOW
             1st Quarter                                  $ 7 5/8                                      $ 6 1/8
             2nd Quarter                                  $12                                          $ 7 1/8
             3rd Quarter                                  $13 1/8                                      $ 9 3/4
             4th Quarter                                  $11 3/8                                      $ 9 3/8

     On February 28, 1997, the Registrant had approximately 2,300 shareholders of record.

     The Registrant declared and paid an annual cash dividend of $.07 per Common Share for fiscal 1996 and of $.06 per Common Share for fiscal 1995, in each case, in February of the following year. Under the Registrant's bank revolving credit/term loan agreement, dividends may be declared in any fiscal year during which the Registrant's net income for that year exceeds $2,000,000 and such dividends, together with all other dividends paid within such fiscal year, do not exceed 15% of the Registrant's net income for the previous fiscal year.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table presents selected financial and operating data of the Registrant and is qualified in its entirety by the more detailed Financial Statements presented elsewhere in this Annual Report.

                                                            (in thousands, except per share data(1))
                                                                        FISCAL YEAR(2)

                                                1996            1995            1994            1993             1992
                                           -------------- ---------------- --------------  ---------------  --------------
Sales                                            $110,273          $91,678        $84,169          $66,688         $53,028
Income:
     Before extraordinary item                      6,732            4,432          2,481            3,494           3,980
     Extraordinary gain                               ---              ---            484              ---             ---
     Total                                          6,732            4,432          2,965            3,494           3,980
Earnings per share1
     Before extraordinary item                        .72              .60            .34              .45             .52
     Extraordinary gain                               ---              ---            .07              ---             ---
     Total                                            .72              .60            .41              .45             .52
Long-term debt                                     16,822           35,976         28,600           23,000          23,000
Total assets                                      114,633           83,181         70,852           66,598          62,068
Dividends per share1                                  .06              .05            .05              .05            .035

----------------------------

(1) Per share data is adjusted to reflect the 2-for-1 stock split on April 13, 1992.

(2) The fiscal years ended on December 29, 1996, December 31, 1995, January 1, 1995, January 2, 1994 and January 3, 1993, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth as a percentage of sales certain items appearing in the Registrant's statement of income.

                                                                       FISCAL YEAR(1)

                                                                1996           1995         1994(2)
                                                          ------------ -------------- ------------
Sales                                                           100.0%         100.0%       100.0%
Cost of sales:
     Food and beverages                                           28.4           28.6         28.7
     Labor                                                        34.5           34.9         37.3
     Restaurant operating expenses                                16.8           16.4         16.1
     Restaurant depreciation and amortization                      4.2            4.3          6.0
Total cost of sales                                               83.9           84.2         88.1
Restaurant operating income                                       16.1           15.8         11.9
Other (income) expenses:
     General and administrative                                    5.6            6.3          5.4
     Interest expense                                              1.2            2.0          2.1
     Gain on sale of property                                       --           (0.3)          --
     Interest and other income                                    (0.2)            --         (0.1)
Total other                                                        6.6            8.0          7.4
Income before income taxes and extraordinary item                  9.5            7.8          4.5
Income taxes before extraordinary item                             3.4            3.0          1.5
Income before extraordinary item                                   6.1            4.8          3.0
Gain from extraordinary item, net of income taxes                   --             --          0.5
Net Income                                                         6.1            4.8          3.5


(1) The fiscal years ended on December 29, 1996, December 31, 1995 and January 1, 1995, respectively.
(2) Certain fiscal 1994 amounts have been reclassified to conform with fiscal 1995 presentations.


1996 COMPARED WITH 1995

     Sales increased $18,595,000 or 20.3% in 1996 over 1995. The increase was primarily due to sales generated from new Restaurants opened during fiscal 1996 and those opened late in fiscal 1995. The 1996 openings included Restaurants in:
Dayton, Ohio (2); Atlanta, Georgia (2); Columbus, Ohio (3); Detroit, Michigan; Johnson City, Tennessee; Nashville, Tennessee; and Boardman Township, Ohio. Same store sales declined 1.2% for the year. This decline was caused by a combination of new stores drawing sales away from older stores in the same store base, first quarter sales being lower than normal due to harsh weather in the first quarter and lower third quarter sales during the two weeks of the Olympics.

     Restaurant operating income as a percent of sales increased from 15.8% in 1995 to 16.1% in 1996. The increase was primarily due to higher average store sales as well as lower cost of goods sold and labor costs. Food and beverage costs as a percentage of sales decreased from 28.6% in 1995 to 28.4% in 1996 primarily as a result of menu mix changes. Labor costs decreased from 34.9% in 1995 to 34.5% in 1996, because of the impact of changes in Restaurant management staffing policies made in 1995.

     Restaurant operating expenses increased to 16.8% in fiscal 1996 from 16.4% in 1995. Most of this increase was the result of higher repair and maintenance spending (much of this was weather related in the first quarter) and increased paper costs that resulted from changes made to the Registrant's electronic point of sales system to improve kitchen efficiency.

     Restaurant depreciation and amortization, including amortization of store pre-opening expenses, decreased as a percent of sales from 4.3% in 1995 to 4.2% in 1996.

     General and administrative expenses declined from 6.3% of sales in 1995 to 5.6% in 1996 primarily due to the increased number of Restaurants over which these expenses are spread.

     Interest expense decreased from 2.0% of sales in 1995 to 1.2% of sales in 1996. The decrease is the result of paying off the revolving term loan agreement in mid-May with the proceeds of a public offering of Common Shares.

     The 1996 provision for income taxes before extraordinary items decreased to 36.0% of income before income taxes from 38.1% in 1995. The 1995 provision included a $205,000 provision for the Company's estimate of additional tax liability.

1995 COMPARED WITH 1994

     Sales increased $7,509,000 or 8.9%, from $84,169,000 in 1994 to $91,678,000 in 1995. The increase was primarily due to sales generated from new restaurants opened during 1995 and those opened late in 1994. The 1995 openings included Restaurants in Gainesville, Florida; Sylvania (Toledo), Ohio and Solon (Cleveland), Ohio. Same store sales increased during 11 of the 12 months of 1995 with an average increase of 0.8%.

     Restaurant operating income increased $4,453,000, or 44.5%, from $10,008,000 in 1994 to $14,461,000 in 1995. The increase was due primarily to a reduction in store management staffing as well as changes to the Company's hourly employee staffing schedules and related payroll tax and benefit savings. Labor costs as a percentage of sales decreased from 37.3% in 1994 to 34.9% in 1995.

     The Company experienced unusually high produce prices in the second quarter and higher than normal chicken prices in the second and third quarters of 1995. However, changes in the items on the menu made during 1995 offset these temporary cost increases and cost of food and beverages as a percentage of sales decreased from 28.7% in 1994 to 28.6% in 1995. No significant menu price increases were made during fiscal 1995.

     Restaurant operating expenses as a percentage of sales increased from 16.1% in 1994 to 16.4% in 1995. Most of this increase was the result of higher repair and maintenance spending.

     Restaurant depreciation and amortization of store pre-opening expenses as a percentage of sales decreased from 6.0% in 1994 to 4.3% in 1995. This change was due to lower amortization of pre-opening expenses which is a result of the slowdown in the number of new Restaurants opening in 1994.

     General and administrative expenses as a percent of sales increased from 5.4% in 1994 to 6.3% in 1995. This increase was the result of the payment of higher management bonuses in 1995 due to significantly stronger Company performance and the addition of the President and Chief Operating Officer for all of 1995.

     The provision for income taxes increased as a percentage of income before income taxes from 34.0% in 1994 to 38.1% in 1995. The 1995 provision included a $205,000 provision for the Company's estimate of additional tax liability.

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's primary sources of working capital and capital for the development of new restaurants are cash flows from operations, borrowings under a revolving term loan agreement, which provides a $33,000,000 line of credit, and the sale of equity securities. At December 29, 1996, the Registrant had outstanding borrowings of $709,000 under its revolving term loan agreement. See
Note 6 of the Notes to Financial Statements. On May 13, 1996, the Registrant completed a public offering of 2,875,000 Common Shares (the "Offering") and received net proceeds of $37,442,000. The Registrant used $28.5 million of the net proceeds from the Offering to reduce outstanding borrowings under the revolving term loan agreement. The remainder was invested in short term federal government securities and has and will be used to fund the development of new Restaurants during the last half of 1996 and for general corporate purposes.

     During 1996, the Registrant opened eleven new units and closed one. Capital expenditures for these new units and the refurbishing and remodeling of existing units totaled $34,997,000 and were funded by cash flows of $12,644,000 from operations and proceeds from the sale of stock. The Registrant plans to open eleven to thirteen units in 1997. Total cash expenditures for the 1997 expansion are estimated to be approximately $30,000,000. The Registrant believes that cash flow from operations together with borrowings from the revolving term loan agreement will be sufficient to fund the planned expansion as well as the ongoing maintenance and remodeling of existing Restaurants.

     In 1992, the Registrant sold $23,000,000 of 6 3/4% Convertible Subordinated Debentures Due 2002. These debentures are subject to limited annual redemption by the bondholders and to limited redemption on the death of a beneficial owner. The annual redemption is capped at 5% of the original gross proceeds and occurs on each November 1. Redemptions on death are subject to a cap of $25,000 per holder per year. Pursuant to these two redemption options, the Registrant redeemed $1,357,000 in principal amount of these debentures during 1996 and expects a similar principal redemption to occur in 1997. During January 1996, the Registrant repurchased $400,000 in principal amount of the debentures in the open market for a discounted purchase price of $360,000. As a result of these transactions, which were funded through additional draws on the Registrant's revolving term loan, the remaining outstanding balance of the debentures at December 29, 1996 was $16,113,000. The Registrant believes that cash flow from operations and additional borrowings from the revolving term loan will be sufficient to fund the expected principal redemptions in 1997.

     In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder, the Chairman of the Board, which was secured by a pledge of 570,000 Common Shares owned by the Chairman. In the first quarter of 1997, the loan was acquired by The Chase Manhattan Bank of New York. The loan has a term of one year, bears interest at the Bank's prime rate or LIBOR plus 2%, continues to be secured by 570,000 Common Shares of the Company, is secured by a cross-collateralization of a mortgage on Mr. Seelbinder's personal residence, and is guaranteed by the Company in the principal amount up to $6,250,000 including capitalized interest. Mr. Seelbinder has also agreed to apply his share of the net proceeds of the sale of his residence, in excess of the mortgage thereon, to reduce the principal and interest outstanding on the indebtedness, at the Board's request. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the loan prior to calling on the Company for its guaranty. On March 4, 1997, Mr. Seelbinder exercised options to purchase 100,000 Common Shares, sold the shares in a block transaction through a broker at $11.50 per share, the then current trading price on the New York Stock Exchange, and the Company purchased 100,000 Common Shares in a block transaction through the same broker at the same time. The transaction was approved by the Board of Directors in advance. The gain on the transaction is taxable to Mr. Seelbinder and deductible by the Company. $438,000 of the proceeds of this transaction after payment of the option exercise price and withholding taxes were used to reduce the principal of the guaranteed loan. At March 13, 1997, the amount of the loan including capitalized and accrued interest was $5,520,535 and the undiscounted fair market value of the pledged shares was approximately $6,412,500. The loan is scheduled to mature in the first quarter of 1998. The guaranty secures the loan until it is repaid or refinanced without a guaranty. The Company expects that the Chairman will repay or refinance the loan before its presently scheduled maturity. If the loan is not so repaid or refinanced, the Company would fund any obligation it incurs under the terms of its guaranty from additional borrowings under its line of credit. The Company does not believe that it will be required to make any material payment under the guaranty in 1997; however there can be no assurance that the loan will be repaid or refinanced on terms that will not result in continuing the guaranty or in a material payment. Mr. Seelbinder paid a guaranty fee of 1/4 percent of the principal amount of the loan to the Company at the time the loan was guaranteed and will also pay such fee on each anniversary of the guaranty as long as it is outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Registrant, and the related notes, together with the report of KPMG Peat Marwick LLP dated January 24, 1997, are set forth at pages F-1 through F-18 attached hereto.

     The supplementary data of the Registrant is contained in note 15 of the notes to the report of KPMG Peat Marwick LLP set forth at page F-18 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The information required by this item was previously reported by the Registrant in Item 5 of Part II of the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1996 (Commission File No. 1-13044).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the Registrant's directors is set forth at "ELECTION OF DIRECTORS; Nominees for Election as Directors, Directors Whose Terms Continue Until the 1998 Annual Meeting and Directors Whose Terms Continue Until the 1999 Annual Meeting" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders dated March 19, 1997 (the "1997 Proxy Statement") which information is incorporated herein by reference. Information regarding the Registrant's executive officers is set forth in PART I of this report at "Supplemental Item. Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is set forth at "COMPENSATION OF MANAGEMENT" in the 1997 Proxy Statement which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is set forth at "SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 1997 Proxy Statement which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is set forth at "COMPENSATION OF MANAGEMENT" in the 1997 Proxy Statement which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A)  DOCUMENTS FILED AS PART OF THIS FORM 10-K.

              (1) FINANCIAL STATEMENTS:

                  Independent Auditors' Report

                  Balance Sheet as of December 29, 1996 and December 31, 1995

                  Statement of Income for the Fiscal Years Ended December 29, 1996, December 31, 1995 and January 1, 1995

                  Statement of Changes in Shareholders' Equity for the Fiscal Years Ended December 29, 1996, December 31, 1995 and January 1, 1995

                  Statement of Cash Flows for the Fiscal Years Ended December 29, 1996, December 31, 1995, and January 1, 1995

                  Notes to Financial Statements for the Fiscal Years Ended December 29, 1996, December 31, 1995, and January 1, 1995

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

                      4.6. Letter dated October 29, 1992 from National City Bank to the Registrant (incorporated by reference to Exhibit 4.6 to the 1992 Form 10-K).

                      4.7. See Section 7.4 of the Amended and Restated Loan Agreement dated December 22, 1995 between Registrant and First Union National Bank of Tennessee. (see [10.4] below).

                      4.8. Indenture dated as of October 28, 1992 between Registrant and First Union National Bank of North Carolina, as Trustee (incorporated by reference to Exhibit 2.5 of Registrant's Form 8-A filed with the Commission on November 10, 1992; Commission File Number 0-16806).

                      (10) MATERIAL CONTRACTS (*Management contract or compensatory plan or arrangement.)

                      10.1. Purchase and Sale Agreement dated October 20, 1995 between GMRI, Inc. and Registrant (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated January 4, 1996 (the "1996 8-K"); Commission File No. 1-13044).

                      10.2. First Amendment to Purchase and Sale Agreement dated October [ ], 1995 between GMRI, Inc. and Registrant (incorporated by reference to Exhibit
                               99.2 of the 1996 8-K; Commission File No.
                               1-13044).

                      10.3. Joinder of Escrow Agreement dated October 25, 1995 among Lawyers Title Insurance Corporation, GMRI, Inc. and Registrant (incorporated by reference to Exhibit 99.3 of the 1996 8-K; Commission File No. 1-13044).

                      10.4. Amended and Restated Loan Agreement dated December 22, 1995 between Registrant and First Union National Bank of Tennessee (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K"), Commission File No. 0-16806).

                      10.5. Underwriting Agreement dated May 7, 1996 with Montgomery Securities and Equitable Securities Corporation (incorporated by reference to Exhibit
                               10.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1996 (the "June 1996 Form 10-Q"), Commission File No. 0-16806).

                      10.6. Form of Contingent Employment Agreement and schedule of executed Agreements (incorporated by reference to Exhibit 10.5 of the 1995 Form 10-K).*

                      10.7. The Registrant's 1988 Employee Stock Option Plan and 1992 Employee Stock Option Plan, Amended and Restated April 22, 1996, (incorporated by reference to Exhibit 10.2 to the June 1996 Form 10-Q, Commission File No. 0-16806).*

                      10.8. The Registrant's 1988 Directors Stock Option Plan, as amended and restated.*

                      10.9. The Registrant's 1992 Directors Stock Option Plan, as amended and restated.*

                      10.10. The Registrant's 1996 Officers' Stock Option Plan (incorporated by reference to Exhibit 10.10 of the 1995 Form 10-K).*

                      10.11. Reaffirmation and Amendment to Guaranty and Suretyship Agreement between Registrant and NationsBank of Tennessee, N.A. dated July 24, 1995 (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995; Commission File No. 1-13044).

                      10.12. Amended and Restated Guaranty between Registrant and Chase Manhattan Bank dated January 31, 1997.

                      10.13. Letter dated February 3, 1997 from G. Arthur Seelbinder to the Registrant.

                      (16)     LETTER REGARDING CHANGE IN CERTIFYING ACCOUNTANT.

                      16.1. Letter dated August 14, 1996 from Price Waterhouse LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit
                               16.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996; Commission File No. 1-13044.

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

                      (27)     FINANCIAL DATA SCHEDULE.

                      27.1. Financial Data Schedule (submitted electronically for SEC information only).

     (B) REPORTS ON FORM 8-K.

         No current report on Form 8-K was filed by the Registrant during the fourth quarter of fiscal 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1997

                                COOKER RESTAURANT CORPORATION
                                (the "Registrant")


                                By:      /s/ G. Arthur Seelbinder
                                         ------------------------------------
                                         G. Arthur Seelbinder
                                         Chairman of the Board,
                                         Chief Executive Officer and Director
                                         (principal executive officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997.


               SIGNATURE                                      Title

/s/ G. Arthur Seelbinder                   Chairman of the Board, Chief Executive
---------------------------------------    Officer and Director (principal executive officer)
G. Arthur Seelbinder


/s/ Phillip L. Pritchard *                 President, Chief Operating Officer and Director
---------------------------------------
Phillip L. Pritchard


/s/ Glenn W. Cockburn *                    Senior Vice President - Operations and Director
---------------------------------------
Glenn W. Cockburn


/s/ David C. Sevig *                       Vice President - Chief Financial Officer
---------------------------------------    (principal financial and accounting officer)
David C. Sevig


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


/s/ David T. Kollat *                      Director
---------------------------------------

David T. Kollat


/s/ David L. Hobson *                      Director
---------------------------------------
David L. Hobson


/s/ Henry R. Hillenmeyer *                 Director
---------------------------------------

Henry R. Hillenmeyer


/s/ Joseph E. Madigan *                    Director
---------------------------------------

Joseph E. Madigan


/s/ Margaret T. Monaco *                   Director
---------------------------------------

Margaret T. Monaco


/s/ Harvey Palash *                        Director
---------------------------------------

Harvey Palash


* By: /s/ G. Arthur Seelbinder
---------------------------------------

G. Arthur Seelbinder
Attorney-in-Fact

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             -----------------------



                          COOKER RESTAURANT CORPORATION


                             -----------------------



                             FORM 10-K ANNUAL REPORT


                           FOR THE FISCAL YEAR ENDED:

                                DECEMBER 29, 1996



                             -----------------------


                              FINANCIAL STATEMENTS

                             -----------------------










================================================================================

                          COOKER RESTAURANT CORPORATION

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                          Page
                                                                                                          ----
Independent Auditors' Report...............................................................................F-2

Balance Sheet as of December 29, 1996 and December 31, 1995................................................F-3

Statement of Income for the fiscal years ended December 29, 1996,  December 31, 1995, and January 1, 1995...............................................................................F-4

Statement of Changes in Shareholders' Equity for the fiscal years ended December 29, 1996,
          December 31, 1995 and January 1, 1995............................................................F-5

Statement of Cash Flows for the fiscal years ended December 29, 1996, December
          31, 1995 and January 1, 1995.....................................................................F-6

Notes to Financial Statements..............................................................................F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Cooker Restaurant Corporation


We have audited the accompanying balance sheet of Cooker Restaurant Corporation (the "Company") as of December 29, 1996, and the related statements of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of the Company as of December 31, 1995 and for the two-year period then ended were audited by other auditors whose report thereon dated January 29, 1996, expressed an unqualified opinion on those statements. The Company has been advised by its former auditors that they are not in a position to reissue their auditors' report on the December 31, 1995 financial statements at this time.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Cooker Restaurant Corporation as of December 29, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        KPMG PEAT MARWICK LLP


January 24, 1997
Fort Lauderdale, Florida

                          COOKER RESTAURANT CORPORATION

                                 BALANCE SHEETS
                          (Dollar amounts in thousands)

                     December 29, 1996 and December 31, 1995


                              Assets                                                  1996            1995
                              ------                                                  ----            ----
Current assets:
     Cash and cash equivalents                                                  $      2,009             1,299
     Inventory                                                                         1,128               914
     Land held for sale                                                                1,560               882
     Preoperational costs                                                                749               302
     Prepaid expenses and other current assets                                           585               511
                                                                                  ----------          --------

                  Total current assets                                                 6,031             3,908

Property and equipment, net                                                          107,010            77,245

Other assets                                                                           1,592             2,028
                                                                                  ----------          --------

                                                                                $    114,633            83,181
                                                                                  ==========          ========

               Liabilities and Shareholders' Equity
               ------------------------------------

Current liabilities:
     Note payable                                                               $      4,613            -
     Accounts payable                                                                  3,845             2,421
     Accrued liabilities                                                               6,030             5,543
     Income taxes payable                                                                991               783
     Deferred income taxes                                                              -                   79
                                                                                  ----------          --------

                  Total current liabilities                                           15,479             8,826

Long-term debt                                                                        16,822            35,976

Deferred income taxes                                                                    582               433
                                                                                  ----------          --------

                  Total liabilities                                                   32,883            45,235
                                                                                  ----------          --------

Shareholders' equity:
     Common share-without par value; authorized, 30,000,000
        shares; issued 10,548,000 and 7,663,000 shares at December
        29, 1996 and December 31, 1995, respectively                                  63,583            26,082
     Retained earnings                                                                24,316            18,013
     Treasury stock, at cost, 513,000 shares at December 29, 1996
        and December 31, 1995                                                         (6,149)           (6,149)
                                                                                  ----------          --------

                                                                                      81,750            37,946
                                                                                  ----------          --------
Commitments and contingencies

                                                                                $    114,633            83,181
                                                                                  ==========          ========

See accompanying notes to financial statements

                          COOKER RESTAURANT CORPORATION

                               STATEMENT OF INCOME
                      (In thousands, except per share data)

  Fiscal years ended December 29, 1996, December 31, 1995 and January 1, 1995


                                                                             1996           1995            1994
                                                                             ----           ----            ----
Sales                                                                       110,273         91,678          84,169
                                                                            -------         ------          ------

Cost of sales:
     Food and beverage                                                       31,322         26,218          24,193
     Labor                                                                   38,074         31,977          31,389
     Restaurant operating expenses                                           18,470         15,065          13,549
     Restaurant depreciation and amortization                                 4,624          3,957           5,030
                                                                            -------         ------          ------
                                                                             92,490         77,217          74,161

           Restaurant operating income                                       17,783         14,461          10,008

Other expenses (income):
     General and administrative                                               6,149          5,785           4,532
     Interest expense                                                         1,278          1,848           1,787
     Loss (gain) on sale of property                                              2           (305)            -
     Interest and other income                                                 (167)           (30)            (72)
                                                                            -------         ------          ------

                                                                              7,262          7,298           6,247
                                                                            -------         ------          ------

Income before income taxes and extraordinary item                            10,521          7,163           3,761

Provision for income taxes before extraordinary item                          3,789          2,731           1,280
                                                                            -------         ------          ------

           Income before extraordinary item                                   6,732          4,432           2,481

Extraordinary gain, net of income taxes                                         -              -               484
                                                                            -------         ------          ------

           Net income                                                         6,732          4,432           2,965
                                                                            =======         ======          ======

Earning per common share:
     Before extraordinary item                                                  .72            .60            .34
     Extraordinary item                                                         -              -              .07
                                                                            -------         ------          ------

           Total                                                                .72            .60            .41
                                                                            =======         ======          ======

Weighed average number of common shares and common equivalent
     shares outstanding                                                        9,384           7,387         7,254
                                                                            =======         ======          ======


See accompanying notes to financial statements

                          COOKER RESTAURANT CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     (Dollar and share amounts in thousands)

   Fiscal years ended December 29, 1996, December 31, 1995 and January 1, 1995


                                        Common shares                         Treasury stock
                                      -----------------    Retained     ----------------------------
                                      Shares    Amounts    earnings     Shares    Amounts      Total
                                      ------    -------    --------     ------    -------      -----
Balance, January 2, 1994                7,646    $25,975    $11,340       105      $(1,347)    $35,968
     Purchase of treasury stock           -          -          -         395       (4,687)     (4,687)
     Issuance of common shares
        under stock option plans            5         22        -           -          -            22
     Tax benefits of stock options
        exercised                         -            6        -           -          -             6
     Dividends paid $.05 per share        -          -         (366)        -          -          (366)
     Net income                           -          -        2,965         -          -         2,965
                                     --------   --------   --------    ------     --------    --------

Balance, January 1, 1995                7,651     26,003     13,939       500       (6,034)     33,908
     Addition to treasury stock           -          -          -          13         (115)       (115)
     Issuance of common shares
        under stock option plans           12         52        -           -          -            52
     Tax benefits of stock options
        exercised                         -           27        -           -          -            27
     Dividends paid $.05 per share        -          -         (358)        -          -          (358)
     Net income                           -          -        4,432         -          -         4,432
                                     --------   --------   --------    ------     --------    --------

Balance, December 31, 1995              7,663     26,082     18,013       513       (6,149)     37,946
     Issuance of common shares
        under stock option plans           10         59        -           -          -            59
     Proceeds from secondary
        offering                        2,875     37,442        -           -          -        37,442
     Dividends paid $.06 per share        -          -         (429)        -          -          (429)
     Net income                           -          -        6,732         -          -         6,732
                                     --------   --------   --------    ------     --------    --------

Balance, December 29, 1996             10,548    $63,583    $24,316       513      $(6,149)    $81,750
                                     ========   ========   ========    ======     ========    ========


See accompanying notes to financial statements

                          COOKER RESTAURANT CORPORATION

                             STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)

  Fiscal years ended December 29, 1996, December 31, 1995 and January 1, 1995


                                                                                  1996           1995            1994
                                                                                  ----           ----            ----
Cash flows from operating activities:
Net income                                                                       6,732          4,432           2,965
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                         4,975          4,375           5,464
           (Gain) loss on sale of property                                           2           (305)             -
           Gain on repurchase of debentures, net of income
               taxes                                                               -              (23)           (484)
           (Increase) decrease in:
               Inventory                                                          (214)           (84)           (192)
               Preoperational costs                                             (1,402)          (444)         (1,348)
               Prepaid expenses and other current assets                           (74)           237            (327)
               Other assets                                                        436           (276)           (131)
           Increase (decrease) in:
               Accounts payable                                                  1,424            460             683
               Accrued liabilities                                                 487          1,110             475
               Income taxes payable                                                208            175             625
               Deferred income taxes                                                70           (162)           (159)
                                                                               -------        -------         -------

                  Net cash provided by operating activities                     12,644          9,495           7,571
                                                                               -------        -------         -------

Cash flows from investing activities:
     Purchases of property and equipment                                       (34,997)       (17,200)        (11,318)
     Proceeds from sales of property and equipment                                 532            459             206
     Proceeds from sales of short-term investments                                 -              -               749
                                                                               -------        -------         -------

                  Net cash used in investing activities                        (34,465)       (16,741)        (10,363)
                                                                               -------        -------         -------

Cash flows from financing activities:
     Proceeds from note payable                                                  6,150            -              -
     Payment on note payable                                                    (1,537)           -              -
     Net borrowings (repayments) under revolving line of
        credit                                                                 (17,397)         8,811           9,300
     Repurchase of debentures                                                   (1,357)        (1,180)         (1,200)
     Redemption of debentures                                                     (400)          (893)           (975)
     Exercise of stock options                                                      59             78              22
     Proceeds from secondary offering                                           37,442            -               -
     Purchases of treasury stock                                                   -              -            (6,034)
     Dividends paid                                                               (429)          (358)           (366)
                                                                               -------        -------         -------

                  Net cash provided by financing activities                     22,531          6,458             747
                                                                                ------        -------        --------

Net (decrease) increase in cash and cash equivalents                               710           (788)         (2,045)

Cash and cash equivalents, at beginning of year                                  1,299          2,087           4,132
                                                                               -------        -------         -------

Cash and cash equivalents, at end of year                                        2,009          1,299           2,087
                                                                               =======        =======         =======


See accompanying notes to financial statements

                          COOKER RESTAURANT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


            December 29, 1996, December 31, 1995 and January 1, 1995



(1)      DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         Cooker Restaurant Corporation (the "Company") operates 47 restaurants in Tennessee, Ohio, Indiana, Kentucky, Michigan, Florida, Georgia, North Carolina, Virginia and Maryland which have been developed under the Cooker concept.

         (A)    FISCAL YEAR

                The Company's fiscal year ends on the Sunday closest to December 31 of each year. Fiscal years 1996, 1995 and 1994 consisted of 52 weeks.

         (B)    CASH AND CASH EQUIVALENTS

                Cash and cash equivalents consist of cash on hand, in banks and credit card receivables. Credit card receivables are considered cash equivalents because of their short collection period. The carrying amount of cash equivalents approximates fair value.

         (C)    INVENTORIES

                Inventories consist primarily of food and beverages and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         (D)    PREOPERATIONAL COSTS

                Preoperational costs consist primarily of costs for employee training and relocation and supplies incurred in connection with the opening of each restaurant. These costs are accumulated to the date the restaurant is opened and are amortized on the straight-line method over one year commencing from that date. Amortization of preoperational costs was $949,027, $823,093, and $2,254,268 for the years ended December 29, 1996, December 31, 1995 and January 1, 1995, respectively.

         (E)    PROPERTY AND EQUIPMENT

                Property and equipment, including capital improvements, are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the improvements or the remaining lease term.

                Maintenance and repairs are charged directly to expense as incurred. When property and equipment are sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and the resulting gains or losses are reported in operations.

                Interest is capitalized primarily in connection with the construction of new restaurants. Capitalized interest is amortized over the asset's estimated useful life. Interest costs of $618,000 and $291,000 were capitalized in fiscal 1996 and 1995, respectively.

                          COOKER RESTAURANT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

         (F)    DEFERRED FINANCING COSTS

                Deferred financing costs are being amortized by the interest method using the effective interest rate implicit in the borrowing transaction. Interest expense was $130,000, $130,368, and $141,978 for the years ended December 29, 1996, December 30, 1995 and January 1, 1995, respectively.

         (G)    PREPAID LEASE

                Prepaid lease represents prepayment of a long-term land lease and is being amortized over the lease term.

         (H)    INCOME TAXES

                The Company accounts for income taxes under the provisions of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, SFAS No. 109 requires adjustment of previously deferred income taxes for changes in tax rates under the liability method.

         (I)    EARNINGS PER SHARE

                Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding including common share equivalents, which consist of stock options. The convertible subordinated debentures have not been included as common share equivalents due to their antidilutive effect.

         (J)    USE OF ESTIMATES

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         (K)    FINANCIAL INSTRUMENTS

                The carrying amount of cash and cash equivalents, accounts payable and other current liabilities, and the revolving line of credit approximates fair value because of the short maturity of these instruments. The fair value of the convertible subordinated debentures is estimated by discounting future cash flows at rates currently offered to the Company for similar types of borrowing arrangements. The carrying amount and fair value of the convertible subordinated debentures are $16,113,000 and $14,660,000, respectively, at December 29, 1996 and $17,870,000 and $15,569,000, respectively, at
                December 31, 1995.

         (L) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

                The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not

                          COOKER RESTAURANT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

         (M)    STOCK OPTION PLAN

                Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         (N)    RECLASSIFICATIONS

                Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

(2)      PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consists of the following:

                                                            December 29,      December 31,
                                                                1996              1995               Useful life
                                                                ----              ----               -----------
                                                                    (in thousands)

         Land                                              $   26,997             19,595                 -
         Buildings and leasehold improvements                  59,244             43,097       20-40 years, or shorter
                                                                                                    of lease term
         Furniture, fixtures and equipment                     21,169             16,836              5-8 years
         Construction in progress                              16,916             11,013                 -
                                                             --------             ------
                                                              124,326             90,541
         Less accumulated depreciation and
              amortization                                    (17,316)           (13,296)
                                                             --------             ------

                 Property and equipment, net                $ 107,010             77,245
                                                             ========             ======

                          COOKER RESTAURANT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

(3)      OTHER ASSETS

         Other assets consist of the following:

                                                                                   December 29,       December 31,
                                                                                       1996               1995
                                                                                       ----               ----
                                                                                           (in thousands)
         Deferred financing costs, net of accumulated
              amortization of $703,000 and $573,000                               $     603                764
         Prepaid lease, net of accumulated amortization of
              $60,000 and $46,000                                                       629                643
         Advances to employee stock ownership plan                                     -                   270
         Liquor licenses, net of accumulated amortization of
              $91,000 and $90,000                                                       234                209
         Other                                                                          126                142
                                                                                     ------             ------

                                                                                   $  1,592              2,028
                                                                                     ======             ======


(4)      ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                                                   December 29,       December 31,
                                                                                       1996               1995
                                                                                       ----               ----
                                                                                            (in thousands)
         Salaries, wages and benefits                                                $  3,073             2,707
         Gift certificates payable                                                        728               608
         Sales tax payable                                                                738               466
         Property taxes                                                                   214               298
         Insurance                                                                        743               759
         Other                                                                            534               705
                                                                                       ------            ------

                                                                                     $  6,030             5,543
                                                                                       ======            ======


(5)      NOTE PAYABLE

         On September 20, 1996, the Company issued a promissory note to finance the purchase of property in the amount of $6,150,000, payable in four equal installments of $1,537,500 through May 1997, and secured by an irrevocable standby letter of credit.

                          COOKER RESTAURANT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

(6)      LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                   December 29,       December 31,
                                                                                       1996               1995
                                                                                       ----               ----
                                                                                            (in thousands)
         Convertible subordinated debentures                                        $  16,113            17,870
         Revolving line of credit                                                         709            18,106
                                                                                     --------            ------

                                                                                    $  16,822            35,976
                                                                                     ========            ======



         The convertible subordinated debentures (the "Debentures") mature October 1, 2002, with interest payable quarterly at 6.75 percent. The Debentures are convertible at any time before maturity, unless previously redeemed, into common shares of the Company at a conversion price of $21.5625 per share, subject to adjustment for stock splits. The Debentures are subordinated to all existing and future senior indebtedness of the Company as defined in the indenture agreement.

         At the holder's option, the Company is obligated to redeem debentures tendered during the period from August 1 through October 1 of each year, commencing August 1, 1994, at 100 percent of their principal amount plus accrued interest, subject to an annual aggregate maximum (excluding the redemption option on the death of the holder) of $1,150,000. During fiscal years 1996 and 1995, the Company redeemed the annual aggregate maximum amount required by the holder's option. The Company is also required to redeem debentures at 100 percent of their principal plus accrued interest in the event of death of a debenture holder up to a maximum of $25,000 per year per deceased debenture holder. During fiscal years 1996 and 1995, the Company redeemed debentures subject to this provision of $207,000 and $30,000, respectively.

         The Debentures are redeemable at any time on or after October 1, 1994 at the option of the Company, in whole or in part, at declining premiums. In addition, upon the occurrence of certain changes of control of the Company, the Company is obligated to purchase Debentures at the holder's option at par plus accrued interest. For the year ended January 1, 1995, the Company recorded an extraordinary gain of $734,000 ($484,000 after taxes) in connection with the repurchase of debentures in the principal amount of $2,500,000. The gain on 1995 and the 1996 redemptions was not material. These transactions were financed through funds available under the revolving line of credit.

         On December 22, 1995, the Company entered into a revolving/term loan under an amended and restated loan agreement (the "Agreement") with a bank for borrowings up to $33,000,000. Borrowings under the Agreement may be used for general working capital purposes and costs incurred in expansion of the restaurant business. The Agreement is secured by certain properties owned by the Company. Beginning January 1, 1998, borrowing availability will be reduced quarterly by a maximum of $1,650,000.

         The agreement matures December 31, 1998 and bears quarterly interest payments at the Company's option of LIBOR plus 1.25 percent up to LIBOR plus 2.00 percent or prime up to prime plus 0.50 percent, based on a financial ratio as defined in the Agreement. Interest on borrowings at December 29, 1996 ranged from 5.56 percent to 7.11 percent.

                          COOKER RESTAURANT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

         The Agreement contains certain restrictive covenants, including maintenance of a minimum tangible net worth and fixed charge coverage ratio and limitations on indebtedness, stock acquisitions, encumbrances and new restaurant expansion. In addition, provided that net income of the prior year exceeds $2,000,000, dividends can be declared but cannot exceed 15 percent of the prior year's net income.

(7)      SHAREHOLDERS' EQUITY

         The Company has authorized 300,000 shares of Class A Junior participating preferred shares, without par value and 4,700,000 Class B preferred shares, without par value, none of which have been issued. Holders of Class A Junior participating preferred shares are entitled to quarterly dividends equal to the greater of $.05 or 100 times the aggregate per share amount of all cash and noncash dividends and holders of Class B are entitled to dividends before distribution to holders of common shares. Each Class A Junior participating preferred share entitles the holder to 100 votes on all matters submitted to vote by the shareholders. Holders of Class B preferred shares are entitled to one vote for each share on matters requiring approval. The liquidating value for Class A Junior participating preferred shares is $.10 per share, plus all accrued and unpaid dividends.

         In January 1990, the Board of Directors approved a shareholder rights plan, as amended, which provides that, in the event that a third party purchases 20 percent or more of total outstanding stock of the Company, a dividend distribution of one and one-half rights for each outstanding common share will be made. These rights expire ten years from date of issuance, if not earlier redeemed by the Company, and entitle the holder to purchase, under certain conditions, preferred shares or common shares of the Company. As of December 29, 1996, approximately 15,052,500 rights were outstanding.

(8)      INCOME TAXES

         The components of the provision for income taxes are as follows:

                                                                     December 29,      December 31,        January 1,
                                                                         1996              1995               1995
                                                                         ----              ----               ----
                                                                                      (in thousands)
         Current taxes:
              Federal                                                 $  2,975              2,412             1,037
              State and local                                              744                481               402
                                                                       -------             ------            ------
                                                                         3,719              2,893             1,439
         Deferred taxes                                                     70               (162)             (159)
                                                                       -------             ------            ------
         Provision before extraordinary item                             3,789              2,731             1,280
         Provision on extraordinary item                                 -                  -                   249
                                                                       -------             ------            ------

                    Provision for income taxes                        $  3,789              2,731             1,529
                                                                       =======             ======            ======

                          COOKER RESTAURANT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

         The provision (benefit) for deferred income taxes consists of the following:

                                                                    December 29,      December 31,
                                                                        1996              1995
                                                                        ----              ----
                                                                          (in thousands)
         Accelerated depreciation                                   $     14                 (33)
         Preoperational costs                                            121                (114)
         Accrued health                                                  (14)                (27)
         Accrued vacation                                                (18)                 16
         Provision for asset disposal                                    (12)                 -
         Other accrued expenses                                          (27)                 -
         Other                                                             6                  (4)
                                                                       -----                ----

                    Total                                            $    70                (162)
                                                                       =====                ====


         A reconciliation of the differences between income taxes calculated at the federal statutory tax rate and the provision for income taxes before extraordinary item is as follows:

                                                                    December 29,      December 31,        January 1,
                                                                        1996              1995               1995
                                                                        ----              ----               ----
         Income tax at statutory rates before
              extraordinary item                                        34.0%             34.0%              34.0%
         State and local income taxes, net of
              federal tax benefit                                        4.7%              4.4%               7.0%
         Reserve for tax examination                                      -                2.9%                -
         FICA tip tax credit                                            (4.6)%            (5.2)%             (6.6)%
         Other nondeductible items                                       1.9%              2.0%               (.4)%
                                                                        ----              ----               ----

                                                                        36.0%             38.1%              34.0%
                                                                        ====              ====               ====


         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                                    December 29,      December 31,
                                                                        1996              1995
                                                                        ----              ----
                                                                            (in thousands)
         Accelerated depreciation                                      $  738                724
         Preoperational costs                                             289                168
         Accrued health                                                  (114)              (100)
         Accrued vacation                                                (126)              (108)
         Provision for asset disposal                                     (96)               (84)
         Other accrued expenses                                          (104)               (77)
         Other                                                             (5)               (11)
                                                                        -----               ----

                                                                       $  582                512
                                                                        =====               ====

                          COOKER RESTAURANT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

         The Internal Revenue Service (IRS) has completed its examination of the Company's income tax returns for the years 1990 through 1993. The Company has received statutory notices of deficiencies for the 1990 and 1991 years, and has filed a petition in the United States Tax Court contesting these deficiencies. Statutory notices of deficiencies for the 1992 and 1993 years are forthcoming. Once received, the Company intends to file a petition in the United States Tax Court contesting the deficiencies for these two years also. The deficiencies claimed by the IRS for the 1990-1993 years approximate $900,000, exclusive of interest and penalties. The Company believes that the accruals it has provided in connection with this matter are adequate, and that the resolution of the case in the United States Tax Court will not have a material adverse effect on the Company's financial condition or results of operations.

(9)      EMPLOYEE STOCK OWNERSHIP PLAN

         In 1989, the Company established an employee stock ownership plan (the "ESOP" or the "Plan"). All employees who have reached the age of 21 years are participants in the Plan. Participants vest in the Plan based upon a graduated schedule providing 20 percent after three years of service and each year thereafter, with full vesting after seven years.

         The amount and frequency of contributions to the Plan are at the discretion of the Company. There were no contributions made to the ESOP during fiscal 1996. Dividends on shares held by the ESOP are used to reduce the Company's receivable from the ESOP prior to allocation to ESOP participant accounts. Shares forfeited due to participant withdrawals from the ESOP during fiscal 1996 will be reallocated to remaining participants as of the end of the plan year, as was done for shares forfeited due to participant withdrawals from the ESOP during fiscal 1995.

         As of December 29, 1996 and December 31, 1995, the ESOP owns 272,000 and 335,000, respectively, of the Company's common shares, all of which are allocated to eligible participants. In 1996, the Company expressed an intention to terminate the Plan, subject to Plan provisions.

(10)     STOCK OPTION PLANS

         The Company has stock option plans adopted in 1988 ("1988 Plan") and 1992 ("1992 Plan"), as amended. Under these plans, employees and nonmanagement directors are granted stock options as determined by a committee appointed by the Board of Directors at an exercise price no less than fair market value at the date of grant. Each option permits the holder to purchase one share of common stock of the Company at the stated exercise price up to ten years from the date of grant. Options vest at a rate of 25 percent per year or, if there is substantial change in control of the Company, the options become fully vested and exercisable. The Company has reserved 682,000 and 718,000 common shares for issuance to employees and 73,332 and 200,000 for issuance to nonmanagement directors under the 1988 Plan and 1992 Plan, respectively. No further options can be granted under the 1988 Plan for employees and nonmanagement directors and under the 1992 Plan for employees. The granting of options under the 1992 Plan for directors expires April 13, 2002.

         In April 1996, the Board of Directors and shareholders approved the 1996 officer option plan (the "1996 Plan") which provides for the grant of nonqualified options to officers and employee-directors of the Company. The number of shares is limited to fifteen percent of the issued and outstanding shares of common stock, less shares subject to options issued to officers and employee-directors. The recipients of the options granted under the 1996 Plan, the number of shares to be covered by each option, and the exercise price, vesting terms, if any, duration and other terms of each option shall be determined by the committee of the Company's Board of Directors. Each option permits the holder to purchase one share of common stock of the Company at the stated exercise price up to ten years from the date of grant. The exercise price shall be determined by the committee at the time of grant, but in no event shall the exercise price be less than the fair market value of a share on the date of grant. These options become vested over

                          COOKER RESTAURANT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

         various periods not to exceed four years from the date of grant or, if there is substantial change in control of the Company, the options become fully vested and exercised. The maximum number of shares granted during any fiscal year by the Company shall be 500,000 to any one officer. No options have been granted under the 1996 Plan through December 29, 1996. The Plan expires April 22, 2006.

         Changes in the number of shares under the stock option plans are summarized as follows:

                                                                Options                 Price
                                                              -----------    ----------------------------

         Balance at January 2, 1994                        $      762,000       4.03      -       21.75
              Granted                                             772,000       6.63      -       12.88
              Canceled                                           (634,000)      4.03      -       21.75
              Exercised                                            (6,000)      4.03      -        4.41
                                                              -----------    ----------------------------

         Balance at January 1, 1995                               894,000       4.03      -       21.75
              Granted                                              65,000       6.75      -       11.00
              Canceled                                            (17,000)      6.75      -       11.19
              Exercised                                           (11,000)      4.03      -        7.63
                                                              -----------    ----------------------------

         Balance at December 31, 1995                             931,000       4.03      -       21.75
              Granted                                             373,000      11.25      -       13.87
              Canceled                                            (23,000)      6.75      -       11.62
              Exercised                                           (10,000)      4.04      -       11.19
                                                              -----------    ----------------------------

         Balance at December 29, 1996                      $    1,271,000       4.04      -       21.75
                                                                =========    ============================


         During fiscal 1994, the Committee changed the exercise price of certain options through the authorization of the surrender and cancellation of 541,000 options and the reissuance of 398,000 options under the 1988 and 1992 Plans. The remaining 143,000 canceled options were made available for subsequent reissuance.

         The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                         1996                 1995
                                                                         ----                 ----
                                                                              (in thousands)
                  Net income            As reported                    $  6,732                4,432
                                        Pro forma                      $  6,413                4,397
                  Earnings per share    As reported                    $    .72                  .60
                                        Pro forma                      $    .68                  .60



         Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

         The per share weighted-average fair value of stock options granted during 1996 and 1995 was $5.56 and $3.89 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996-expected dividend yield .49 percent, risk-free interest rate of 5.6 percent, an expected life of 7 years, and volatility of 37 percent; 1995-expected dividend yield .65 percent, risk-free interest rate of 6.69 percent, an expected life of 7 years and volatility of 37 percent.

                          COOKER RESTAURANT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

         Stock option activity during the periods indicated is as follows:

                                                                    Number of          Weighted-average
                                                                      Shares            Exercise Price
                                                                      ------            --------------
                  Balance at January 1, 1995                            894,000         $    7.63
                       Granted                                           65,000              8.02
                       Cancelled                                        (17,000)             8.96
                       Exercised                                        (11,000)             4.64
                                                                      ---------            ------

                  Balance at December 31, 1995                          931,000              7.68
                       Granted                                          373,000             11.77
                       Cancelled                                        (23,000)            10.82
                       Exercised                                        (10,000)             5.62
                                                                      ---------            ------

                  Balance at December 29, 1996                        1,271,000         $    8.77
                                                                      =========            ======

         At December 29, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.04-$21.75 and
         7.5 years, respectively.

         At December 29, 1996 and December 31, 1995, the number of options exercisable was 583,000 and 417,000, respectively, and the weighted-average exercise price of those options was $7.91 and $7.86, respectively.

(11)     COMMITMENT AND CONTINGENCIES

         (A)    LEASES

                The Company leases buildings for certain of its restaurants under long-term operating leases which expire over the next twenty-five years. In addition to the minimum rental for these leases, the Company also pays, in certain instances, additional rent based on a percentage of sales, and its pro rata share of the lessor's direct operating expenditures. Several of the leases provide for option renewal periods and scheduled rent increases. Rental expense totaled $1,549,000, $1,378,000 and $1,637,000, including percentage rent of $231,000, $262,000 and $247,000 for the fiscal years ended December 29, 1996, December 31, 1995 and January 1, 1995, respectively.

                Minimum rental commitments for noncancelable leases as of December 29, 1996 are as follows:

                                        Fiscal year ending                                Amount
                                        ------------------                                ------
                                                                                      (in thousands)

                                           1997                                       $    1,908
                                           1998                                            1,938
                                           1999                                            1,952
                                           2000                                            1,949
                                           2001                                            1,969
                                           Thereafter                                     17,800
                                                                                          ------

                                                                                       $  27,516
                                                                                          ======

                          COOKER RESTAURANT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

         (B)    LEGAL MATTERS

                The Company is a party to various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

         (C)    EMPLOYMENT AGREEMENTS

                The Company and five of its officers have entered into employment agreements which become effective upon a change in control of the Company not approved by the Board of Directors, as defined in the agreement and subject to certain criteria. The agreement entitles the officers to a base salary, bonus and benefits at not less than the rate the officer was receiving prior to the change in control, limits discharge except for cause, and provides for severance payment equal to the maximum amount under IRS regulations.

(12)     SUPPLEMENTAL CASH FLOW INFORMATION

         During 1995, the Company received $115,000 of its common stock from the ESOP for partial repayment of the advances to the ESOP. The common stock received was recorded as treasury stock.

         During fiscal 1993, the Company acquired treasury stock of $1,347,000 which was included in accounts payable at January 2, 1994 and was paid in fiscal 1994. Also, as described in note 6, $643,000 related to the repurchase of Debentures was included in accounts payable at January 1, 1995 and was paid during 1995.

         Cash paid for interest for fiscal 1996 and 1995 was $2,004,000 and $1,489,000, respectively. Cash paid for taxes for fiscal 1996 and 1995 was $3,511,000 and $2,581,000, respectively.

(13)     RELATED PARTIES

         Effective March 9, 1994, as amended January 31, 1997, the Board of Directors (the "Board") authorized the Company to execute a guaranty agreement whereby the Company guaranteed for one year the personal indebtedness of the chairman together with accrued but unpaid interest. This indebtedness is secured by a pledge of 570,000 common shares owned by the chairman and a cross-collateralization of a mortgage on the chairman's personal residence. Further, the chairman has agreed to apply his share of the net proceeds of the sale of his residence, in excess of the mortgage thereon, to reduce the principal and interest outstanding on the indebtedness, at the Board's request. The guaranty of principal plus any accrued but unpaid interest provides that the bank will sell the pledged shares and apply the proceeds thereof to the loan prior to calling on the Company for its guaranty. On March 4, 1997, the Chairman exercised options to purchase 100,000 common shares, sold such shares in a block transaction through a broker at $11.50 per share, the then current trading price on the New York Stock Exchange, and the Company purchased 100,000 shares in a block transaction through the same broker at the same time. The net proceeds from the exercise of the stock options reduced the principal of the guaranteed loan. At March 13, 1997, the amount of the guaranteed loan including interest approximated $5.5 million. A fee of .25 percent per annum is charged on the amount of the guaranty. On June 27, 1995, the Board requested the chairman to refinance his personal indebtedness with another bank. On December 27, 1995, the Board authorized the Company to reimburse the chairman $42,000 for refinancing costs in executing the request. The Company does not consider it necessary to provide for a potential loss related to the guaranty in the financial statements at this time.

                          COOKER RESTAURANT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

(14)     SUBSEQUENT EVENT

         Effective January 1, 1997 the Company established a 401(k) retirement savings plan for the benefit of substantially all employees who have attained the age 21 and worked 1,000 hours. Employees may contribute between 1 to 15 percent of eligible compensation. The Company's discretionary match is based on the Company's performance. The Company's contribution will vest 20 percent per year beginning after the third year.

(15)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly financial data for fiscal year 1996 and 1995 are summarized as follows:

                                                         First            Second         Third           Fourth
                                                        quarter          quarter        quarter         quarter
                                                        -------          -------        ------          -------
                          1996                                   (in thousands, except per share data)
                          ----
         Sales                                          $ 25,486         26,919         29,183          28,685
         Restaurant operating income (a)                   4,186          4,375          4,721           4,501
         Income before income taxes                        2,125          2,575          2,934           2,887
         Net income                                        1,360          1,648          1,878           1,846
         Earnings per share                             $    .18            .18            .18             .18

                          1995
         Sales                                          $ 22,899         22,694         22,758          23,327
         Restaurant operating income (a)                   3,556          3,547          3,615           3,743
         Income before income taxes                        1,806          1,723          1,733           1,901
         Net income                                        1,005          1,102          1,109           1,216
         Earnings per share                             $    .14            .15            .15             .16


         (a) Sales less food and beverages, labor, restaurant operating expenses and depreciation and amortization.

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             -----------------------



                          COOKER RESTAURANT CORPORATION


                             -----------------------



                             FORM 10-K ANNUAL REPORT


                           FOR THE FISCAL YEAR ENDED:

                                DECEMBER 29, 1996



                             -----------------------


                                    EXHIBITS

                             -----------------------










================================================================================

                                  EXHIBIT INDEX
                                  -------------
                                     Page 1



     EXHIBIT                                                                             NUMBER OF PAGES                 PAGE
      NUMBER                               DESCRIPTION                                IN ORIGINAL DOCUMENT +            NUMBER
       3.1.        Amended and Restated Articles of Incorporation of the                                                  *
                   Registrant.                                                              13
                                                                                    ------------------
       3.2.        Amended and Restated Code of Regulations of the                                                        *
                   Registrant.                                                              12
                                                                                    ------------------
       4.1.        See Articles FOURTH, FIFTH and SIXTH of the                                                            *
                   Amended and Restated Articles of Incorporation of the
                   Registrant (see 3.1 above).                                              13
                                                                                    ------------------
       4.2.        See Articles One, Four, Seven and Eight of the Amended                                                 *
                   and Restated Code of Regulations of the Registrant (see
                   3.2 above).                                                              12
                                                                                    ------------------
       4.3.        Rights Agreement dated as of February 1, 1990 between                                                  *
                   the Registrant and National City Bank.                                   65
                                                                                    ------------------
       4.4.        Amendment to Rights Agreement dated as of                                                              *
                   November 1, 1992 between the Registrant and
                   National City Bank.                                                      1
                                                                                    ------------------
       4.5.        Letter dated October 29, 1992 from the Registrant to First                                             *
                   Union National Bank of North Carolina.                                   1
                                                                                    ------------------
       4.6.        Letter dated October 29, 1992 from National City Bank                                                  *
                   to the Registrant.                                                       1
                                                                                    ------------------
       4.7.        See Section 7.4 of the Amended and Restated Loan                                                       *
                   Agreement dated December 22, 1995 between Registrant
                   and First Union National Bank of Tennessee (see 10.4
                   below).                                                                  31
                                                                                    ------------------
       4.8.        Indenture dated as of October 28, 1992 between                                                         *
                   Registrant and First Union National Bank of North
                   Carolina, as Trustee.                                                    61
                                                                                    ------------------
      10.1.        Purchase and Sale Agreement dated October 20, 1995                                                     *
                   between GMRI, Inc. and Registrant.                                       17
                                                                                    ------------------
      10.2.        First Amendment to Purchase and Sale Agreement dated                                                   *
                   October __, 1995 between GMRI, Inc. and Registrant.                      2
                                                                                    ------------------
      10.3.        Joinder of Escrow Agreement dated October 25, 1995                                                     *
                   among Lawyers Title Insurance Corporation, GMRI, Inc.
                   and Registrant.                                                          2
                                                                                    ------------------
      10.4.        Amended and Restated Loan Agreement dated                                                              *
                   December 22, 1995 between Registrant and First Union
                   National Bank of Tennessee.                                              31
                                                                                    ------------------
      10.5.        Underwriting Agreement dated May 7, 1996 with                                                          *
                   Montgomery Securities and Equitable Securities
                   Corporation.                                                             28
                                                                                    ------------------
      10.6.        Form of Contingent Employment Agreement and                                                            *
                   schedule of executed Agreements.                                         10
                                                                                    ------------------
      10.7.        The Registrant's 1988 Employee Stock Option Plan and                                                   *
                   1992 Employee Stock Option Plan, Amended and
                   Restated April 22, 1996.                                                 11
                                                                                    ------------------

      10.8.        The Registrant's 1988 Directors Stock Option Plan, as
                   amended and restated.                                                    6                            43
                                                                                    ------------------           -----------------
      10.9.        The Registrant's 1992 Directors Stock Option Plan, as
                   amended and restated.                                                    6                            49
                                                                                    ------------------           -----------------
      10.10.       The Registrant's 1996 Officer's Stock Option Plan.                      10                             *
                                                                                    ------------------
      10.11.       Reaffirmation and Amendment to Guaranty and
                   Suretyship Agreement between Registrant and
                   NationsBank of Tennessee, N.A. dated July 24, 1995.                      2                             *
                                                                                    ------------------
      10.12.       Amended and Restated Guaranty between Registrant and
                   Chase Manhattan Bank dated January 31, 1997.                             7                            55
                                                                                    ------------------           -----------------
      10.13.       Letter dated February 3, 1997 from G. Arthur Seelbinder
                   to the Registrant.                                                       1                            62
                                                                                    ------------------           -----------------
      16.1.        Letter dated August 14, 1996 from Price Waterhouse LLP
                   to the Securities and Exchange Commission.                               1                             *
                                                                                    ------------------           -----------------
      24.1.        Powers of Attorney.                                                      10                           63
                                                                                    ------------------           -----------------
      24.2.        Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the
                   Registrant to sign pursuant to a power of attorney.                      1                            73
                                                                                    ------------------           -----------------
      27.1.        Financial Data Schedules (submitted electronically for
                   SEC information only).                                                   1
                                                                                    ------------------

+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Shareholders upon the payment of a fee of fifty cents ($.50) per page.
*  Incorporated by Reference
