Form 10-Q
period 1997-03-30
COOKER RESTAURANT CORP /OH/
filed 1997-05-14
CIK 832412

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   ----------

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 30, 1997

                                   ----------

                         COMMISSION FILE NUMBER: 1-13044


                          COOKER RESTAURANT CORPORATION
             (Exact name of registrant as specified in its charter)


            OHIO                                       62-1292102
(State or other jurisdiction of           (I.R.S. employer identification no.)
incorporation or organization)

                5500 VILLAGE BOULEVARD, WEST PALM BEACH, FLORIDA
            33407 (Address of principal executive offices)(zip code)


                                 (561) 615-6000
               Registrant's telephone number, including area code



Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         [X]                         [ ]
                         Yes                         No



                   10,035,000 COMMON SHARES, WITHOUT PAR VALUE
        (Number of Common Shares outstanding as of the close of business on May 9, 1997)

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.


                        COOKER RESTAURANT CORPORATION

                           CONDENSED BALANCE SHEET
                     MARCH 30, 1997 AND DECEMBER 29, 1996
                                  (UNAUDITED)

                                                                  March 30,    December 29,
                                                                    1997           1996
                                                                  ---------    ------------
                  ASSETS                                                (In Thousands)
Current assets:
       Cash and cash equivalents                                  $   2,883    $   2,009
       Inventory                                                      1,272        1,128
       Land held for sale                                             1,201        1,560
       Preoperational costs                                           1,042          749
       Prepaid and other current assets                                 953          585
                                                                  ---------    ---------
           Total current assets                                       7,351        6,031

Property and equipment                                              112,650      107,010
Other assets                                                          1,552        1,592
                                                                  ---------    ---------

                                                                  $ 121,553    $ 114,633
                                                                  =========    =========


           LIABILITIES

Current liabilities
       Notes Payable                                              $   3,075    $   4,613
       Accounts payable                                               3,239        3,845
       Accrued liabilities                                            5,249        6,030
       Income taxes payable                                           1,590          991
                                                                  ---------    ---------
           Total current liabilities                                 13,153       15,479

Long-term debt                                                       25,090       16,822
Deferred income taxes                                                   582          582
                                                                  ---------    ---------

       Total Liabilities                                             38,825       32,883
                                                                  ---------    ---------

Shareholder's equity
       Common shares-without par value:  authorized 30,000,000
          shares; issued 10,548,000 and 10,548,000 at March 30,
          1997 and December 29, 1996, respectively                   63,583       63,583
       Retained earnings                                             25,677       24,316
       Treasury stock at cost, 513,000 and 513,000 shares at
          March 30, 1997 and December 29, 1996, respectively         (6,532)      (6,149)
                                                                  ---------    ---------

           Total shareholder's equity                                82,728       81,750
                                                                  ---------    ---------

                                                                  $ 121,553    $ 114,633
                                                                  =========    =========

          See accompanying notes to condensed financial statements.

                         COOKER RESTAURANT CORPORATION

                         CONDENSED STATEMENT OF INCOME
                           FOR THE THREE MONTHS ENDED
                       MARCH 30, 1997 AND MARCH 31, 1996
                                  (UNAUDITED)


                                                    Three Months Ended
                                                  March 30,     March 31,
                                                    1997          1996
                                                  ---------     ---------
                                             (In Thousands Except Per Share Data)
Sales                                             $32,507        $25,486
                                                  -------        -------

Cost of sales:
       Food and beverages                           9,259          7,167
       Labor                                       11,169          8,817
       Restaurant operating expenses                5,456          4,312
       Restaurant depreciation and amortization     1,429          1,004
                                                  -------        -------
                                                   27,313         21,300
                                                  -------        -------

Restaurant operating income                         5,194          4,186
                                                  -------        -------

Other expenses (income):
       General and administrative                   1,735          1,485
       Net interest expense                           259            576
                                                  -------        -------
                                                    1,994          2,061
                                                  -------        -------

Income before income taxes                          3,200          2,125
Provision for income taxes                          1,136            765
                                                  -------        -------

Net income                                        $ 2,064        $ 1,360
                                                  =======        =======

Earnings per common share                         $  0.20        $  0.18
                                                  =======        =======

Weighted average number of common shares
   and common equivalent shares outstanding       $10,362        $ 7,556
                                                  =======        =======

See accompanying notes to condensed financial statements.

                          COOKER RESTAURANT CORPORATION

                       CONDENSED STATEMENT OF CASH FLOW
                          FOR THE THREE MONTHS ENDED
                      MARCH 30, 1997 AND MARCH 31, 1996
                                 (UNAUDITED)

                                                        Three Months Ended
                                                       March 30,   March 31,
                                                         1997        1996
                                                       --------    --------
                                                          (In Thousands)
Cash flows from operating activities:
Net income                                             $  2,064    $  1,360
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                    1,501       1,128
         Loss on sale of property                            51          --
         Increase in current assets                      (1,171)       (316)
         Decrease in other assets                            39          33
         Increase (decrease) in current liabilities        (787)        402
                                                       --------    --------

    Net cash provided by operating activities             1,697       2,607
                                                       --------    --------


Cash flows from investing activities:
         Purchases of property and equipment             (6,776)    (10,616)
         Cash proceeds from sale of property
          and equipment                                     309          --
                                                       --------    --------

    Net cash used in investing activities                (6,467)    (10,616)
                                                       --------    --------

Cash flows from financing activities:
         Payment on note payable                         (1,538)         --
         Proceeds from borrowings                         8,291       8,648
         Repurchase of debentures                           (23)       (450)
         Exercise of stock options                           --          12
         Purchases of treasury stock                       (383)         --
         Dividends paid                                    (703)       (429)
                                                       --------    --------

    Net cash provided by financing activities             5,644       7,781
                                                       --------    --------

Net increase (decrease) in cash and cash equivalents        874        (228)
Cash and cash equivalents at beginning of period          2,009       1,299
                                                       --------    --------
Cash and cash equivalents at end of period             $  2,883    $  1,071
                                                       ========    ========

          See accompanying notes to condensed financial statements.

Note 1:  Basis of Presentation.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at March 30, 1997 and the statements of income and cash flows for the three months ended March 30, 1997. The results of operations for the three months ended March 30, 1997 are not necessarily indicative of the operating results expected for the fiscal year ended December 28, 1997. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 29, 1996.

Note 2:  Net Income Per Common and Common Equivalent Share

Net income per common and common equivalent share has been determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective period unless their effect was antidilutive.

Note 3: New Accounting Pronouncement

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. Statement 128 establishes standards for computing and presenting earning per share ("EPS"), simplifies the standards previously found in APB No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. The Company will begin disclosing EPS in accordance with Statement 128 beginning with the year ended December 28, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "believe", "anticipate", "estimate", "project", and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operations and as a part of other sections of this Report or other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected.

RESULTS OF OPERATION

         The following table sets forth as a percentage of sales certain items appearing in the Company's statements of income.

                              RESULTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended
                                                    March 30,     March 31,
                                                      1997          1996
                                                    ---------     ---------
Sales                                                100.0%        100.0%
                                                    ------        ------

Cost of sales:
         Food and beverages                           28.5          28.1
         Labor                                        34.3          34.6
         Restaurant operating expenses                16.8          16.9
         Restaurant depreciation and amortization      4.4           4.0
                                                    ------        ------
                                                      84.0          83.6
                                                    ------        ------

Restaurant operating income                           16.0          16.4
                                                    ------        ------

Other expenses (income):
         General and administrative                    5.3           5.8
         Net interest expense                          0.8           2.3
                                                    ------        ------
                                                       6.1           8.1
                                                    ------        ------

Income before income taxes                             9.9           8.3
Provision for income taxes                             3.5           3.0
                                                    ------        ------

Net income                                             6.3%          5.3%
                                                    ======        ======


         Sales for the first quarter of fiscal 1997 increased 28% to $32,507,000 from $25,486,000 in the first quarter last year. Most of the sales increase is from the fourteen stores that have opened during the prior twelve months. Same-store sales (which excludes 18 of 52 units open at the end of the quarter) were down .8%. The average weekly sales for all 52 stores opened as of the end of the quarter this year were down only .5% from the average of all stores opened as of the end of the first quarter last year. The decline in sales at our four Florida stores accounts for virtually all of our same-store sales decline.

         Ingredient costs were fairly stable throughout the quarter. However, menu changes implemented at the beginning of the first quarter this year altered the mix of items sold and resulted in food and beverage cost increasing 40 basis points from last year to 28.5%. These same menu changes, however, also resulted in a dollar margin increase (after cost of goods sold) of 2.5% per guest.

         Labor cost declined in the first quarter to 34.3% from 34.6% last year. The reduction in labor cost as a percentage of sales is due to lower management salaries resulting from the increase of newly hired managers with starting salaries generally below that of longer term managers.

         Operating expenses for the first quarter declined to 16.8% from 16.9% last year. The store operating expense dollar cost per store was also down 1% from last year, with most operating expense major categories declining slightly with the only exception being utility dollar cost per store which increased 9% over last year.

         Restaurant depreciation and amortization expense as a percentage of sales in the first quarter was 4.4%, 40 basis points higher than last year. The increase is due to the new stores, which generally have a higher initial investment than most of the older stores. Additionally, pre-opening expense dollars were $175,000 more than last year (as a percent of sales - 40 basis points). The cost of openings continues to decline, however, the number of units with amortization of operating costs during the quarter increased to sixteen this year versus five last year. The Company's policy is to capitalize certain costs prior to opening, and then amortize them over the first twelve months of operations.

         General and administrative expense for the quarter at 5.3% of sales was 50 basis points less than last year. The reduction in costs as a percent of sales is primarily the result of higher sales. Actual dollar expense was 17% higher than last year. The additional spending is the result of increased management training corresponding to the increased new store opening rate, the addition of new Operations positions, and a $50,000 loss on the sale of land held for sale.

         Net interest for the first quarter of $259,000 was $317,000 less than last year. The reduction in interest is a result of both lower interest rates and lower outstanding long term debt resulting from a secondary stock offering completed during the second quarter of 1996.

         The provision for income taxes as a percentage of income before taxes remained unchanged from last year at 36%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements arise from the development and opening of new Restaurants. The Company's primary sources of working capital are cash flow from operations, borrowings under the Company's revolving/term loan (the "Credit Agreement") and the sale of equity securities. The Company's cash flow from operations were $9,495,000, $12,644,000 and $1,697,000 for 1995,
1996 and the three months ended March 30, 1997, respectively. The Credit Agreement provides for a $33,000,000 line of credit and, as of March 30, 1997, the Company had outstanding borrowings of $9,000,000 under the Credit Agreement. On May 13, 1996, the Company completed a public offering of 2,875,000 Common Shares (the "Offering") and received net proceeds of $37,442,000. The Company used $28.5 million of the net proceeds from the Offering to reduce outstanding borrowings under the Credit Agreement. The remainder was invested in short term treasuries and was used to fund the development of new Restaurants and for general corporate purposes.

         Capital expenditures were $17,200,000, $34,997,000 and $6,776,000 for
1995, 1996 and the three months ended March 30, 1997, respectively. The Company has opened five Restaurants in the first three months of 1997, and intends to open seven additional Restaurants in the remainder of 1997 and 14 to 16 Restaurants in 1998. The Company believes that cash flow from operations, borrowings from the Credit Agreement and proceeds from the Offering will be sufficient to fund the planned expansion as well as the ongoing maintenance and remodeling of existing Restaurants through 1998. The Company's ability to expand will depend on a number of factors, including the selection and availability of suitable locations, hiring and training sufficiently skilled management and personnel, adequate financing, construction or acquiring Restaurants at a reasonable cost and other factors, some of which are beyond the control of the Company. While the Company has in the past successfully opened new Restaurants, there can be no assurance that the Company will be able to continue to open new Restaurants or that, if opened, those Restaurants can be operated profitably.

         In 1992, the Company issued its Convertible Debentures in the principal amount of $23,000,000 in a public offering. Under the terms of the Indenture pursuant to which the Convertible Debentures were issued, the Company is required to redeem up to $1,150,000 principal amount on November 1 of each year if timely request is made by holders. In 1995 and 1996, the Company redeemed $1,150,000 and $1,150,000, respectively, of the Convertible Debentures as a result of requests by holders. In addition, the Company is required to redeem up to $25,000 per deceased holder during each fiscal year. In 1995, 1996 and three months ended March 30, 1997, the Company redeemed $30,000, $207,000 and $23,000, respectively, of the Convertible Debentures by reason of the death of holders. In 1994, the Company purchased $2,500,000 principal amount of the Convertible Debentures on the open market at a market price of $1,618,000, in 1995 purchased $250,000 principal amount at a market price of $222,000 and in the first quarter of 1996, purchased $400,000 principal amount at a market price of $363,000. All of the redemptions and purchases of Convertible Debentures during 1994, 1995, 1996 and 1997 were made with funds obtained from loans under the Credit Agreement.

         In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder, the Chairman of the Board, which was secured by a pledge of 570,000 Common Shares owned by the Chairman. In the first quarter of 1997, the loan was acquired by The Chase Manhattan Bank of New York. The loan has a term of one year, bears interest at the Bank's prime rate or LIBOR plus 2%, continues to be secured by 570,000 Common Shares of the Company and is guaranteed by the Company in the principal amount up to $6,250,000 including capitalized interest. Mr. Seelbinder also agreed to apply his share of the net proceeds of the sale of his residence, in excess of the mortgage thereon, to reduce the principal and interest outstanding on the indebtedness and did so in April, 1997. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the loan prior to calling on the Company for its guaranty. On March 4, 1997, Mr. Seelbinder exercised options to purchase 100,000 Common Shares, sold the shares in a block transaction through a broker at $11.50 per share, the then current trading price on the New York Stock Exchange, and the Company purchased 100,000 Common Shares in a block transaction through the same broker at the same time. The transaction was approved by the Board of Directors in advance. The gain on the transaction is taxable to Mr. Seelbinder and deductible by the Company. $438,000 of the proceeds of this transaction after payment of the option exercise price and withholding taxes were used to reduce the principal of the guaranteed loan. At May 1, 1997, the amount of the loan including capitalized and accrued interest was $4,956,265 and the undiscounted fair market value of the pledged shares was approximately $5,272,500. The loan is scheduled to mature in the first quarter of 1998. The guaranty secures the loan until it is repaid or refinanced without a guaranty. The Company expects that the Chairman will repay or refinance the loan before its presently scheduled maturity. If the loan is not so repaid or refinanced, the Company would fund any obligation it incurs under the terms of its guaranty from additional borrowings under its line of credit. The Company does not believe that it will be required to make any material payment under the guaranty in 1997; however, there can be no assurance that the loan will be repaid or refinanced on terms that will not result in continuing the guaranty or in a material payment. Mr. Seelbinder paid a guaranty fee of 1/4 percent of the principal amount of the loan to the Company at the time the loan was guaranteed and will also pay such fee on each anniversary of the guaranty as long as it is outstanding.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.


ITEM 2.  CHANGES IN SECURITIES.

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5.  OTHER INFORMATION.

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT.


3.       ARTICLES OF INCORPORATION AND BY-LAWS.

Exhibit 3.1

Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 28.2 of Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 29, 1992; Commission File No. 0-16806).


Exhibit 3.2

Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 4.5 of the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended April 1, 1990; Commission File No. 0-16806).

4.       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES.

Exhibit 4.1

See Articles FOURTH, FIFTH and SIXTH of the Amended and Restated Articles of Incorporation of the Registrant (see Exhibit 3.1 above).


Exhibit 4.2

See Articles One, Four, Seven and Eight of the Amended and Restated Code of Regulations of the Registrant (see Exhibit 3.2 above).


Exhibit 4.3

Rights Agreement dated as of February 1, 1990 between the Registrant and National City Bank (incorporated by reference to Exhibit 1 of the Registrant's Form 8-A filed with the Commission on February 9, 1990; Commission File No. 0-16806).


Exhibit 4.4

Amendment to Rights Agreement dated as of November 1, 1992 between the Registrant and National City Bank (incorporated by reference to Exhibit 4.4 of Registrant's annual report on Form 10-K for the fiscal year ended January 3, 1993 (the "1992 Form 10-K"); Commission File No. 0-16806).


Exhibit 4.5

Letter dated October 29, 1992 from the Registrant to First Union National Bank of North Carolina (incorporated by reference to Exhibit 4.5 to the 1992 Form 10-K).


Exhibit 4.6

Letter dated October 29, 1992 from National City Bank to the Registrant (incorporated by reference to Exhibit 4.6 to the 1992 Form 10-K).


Exhibit 4.7

See Section 7.4 of the Amended and Restated Loan Agreement dated December 22, 1995 between the Registrant and First Union National Bank of Tennessee (incorporated by reference to Exhibit 10.4 of the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995; Commission File No. 0-16806).

Exhibit 4.8

Indenture dated as of October 28, 1992 between the Registrant and First Union National Bank of North Carolina, as Trustee (incorporated by reference to
Exhibit 2.5 of Registrant's Form 8-A filed with the Commission on November 10, 1992; Commission File No. 0-16806).


10.      MATERIAL CONTRACTS.

Exhibits 10.1-10.11

Reserved.


Exhibit 10.12

Amended and Restated Guaranty between Registrant and Chase Manhattan Bank dated January 31, 1997 (incorporated by reference to Exhibit 10.12 to the Registrant's annual report on Form 10-K for the fiscal year ended December 29, 1996; Commission File No. 1-13044 (the "1996 Form 10-K")).


Exhibit 10.13

Letter dated February 3, 1997 from G. Arthur Seelbinder to the Registrant (incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K).


27.      FINANCIAL DATE SCHEDULE

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).


(b)      REPORTS ON FORM 8-K.

No report on Form 8-K was filed by Registrant during the fiscal quarter ended March 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COOKER RESTAURANT CORPORATION
                              (The "Registrant")
Date:  May 13, 1997

                              By: /s/  G. Arthur Seelbinder
                                  ---------------------------------------------------
                                  G. Arthur Seelbinder
                                  Chairman of the Board, Chief Executive Officer, and
                                  Director
                                  (principal executive officer)



                              By: /s/  David C. Sevig
                                  ---------------------------------------------------
                                  David C. Sevig
                                  Vice President - Chief Financial Officer
                                  (principal financial and accounting officer)

--------------------------------------------------------------------------------








                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   ----------


                          COOKER RESTAURANT CORPORATION


                                   ----------


                           FORM 10-Q QUARTERLY REPORT


                          FOR THE FISCAL QUARTER ENDED:

                                 MARCH 31, 1997


                                   ----------


                                    EXHIBITS


                                   ----------









--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Exhibit 3.1

Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 28.2 of Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 29, 1992; Commission File No. 0-16806).


Exhibit 3.2

Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 4.5 of the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended April 1, 1990; Commission File No. 0-16806).


Exhibit 4.1

See Articles FOURTH, FIFTH and SIXTH of the Amended and Restated Articles of Incorporation of the Registrant (see Exhibit 3.1 above).


Exhibit 4.2

See Articles One, Four, Seven and Eight of the Amended and Restated Code of Regulations of the Registrant (see Exhibit 3.2 above).


Exhibit 4.3

Rights Agreement dated as of February 1, 1990 between the Registrant and National City Bank (incorporated by reference to Exhibit 1 of the Registrant's Form 8-A filed with the Commission on February 9, 1990; Commission File No. 0-16806).


Exhibit 4.4

Amendment to Rights Agreement dated as of November 1, 1992 between the Registrant and National City Bank (incorporated by reference to Exhibit 4.4 of Registrant's annual report on Form 10-K for the fiscal year ended January 3, 1993 (the "1992 Form 10-K"); Commission File No. 0-16806).


Exhibit 4.5

Letter dated October 29, 1992 from the Registrant to First Union National Bank of North Carolina (incorporated by reference to Exhibit 4.5 to the 1992 Form 10-K).


Exhibit 4.6

Letter dated October 29, 1992 from National City Bank to the Registrant (incorporated by reference to Exhibit 4.6 to the 1992 Form 10-K).

Exhibit 4.7

See Section 7.4 of the Amended and Restated Loan Agreement dated December 22, 1995 between the Registrant and First Union National Bank of Tennessee (incorporated by reference to Exhibit 10.4 of the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-16806).


Exhibit 4.8

Indenture dated as of October 28, 1992 between the Registrant and First Union National Bank of North Carolina, as Trustee (incorporated by reference to
Exhibit 2.5 of Registrant's Form 8-A filed with the Commission on November 10, 1992; Commission File No. 0-16806).


Exhibits 10.1-10.11

Reserved.


Exhibit 10.12

Amended and Restated Guaranty between Registrant and Chase Manhattan Bank dated January 31, 1997 (incorporated by reference to Exhibit 10.12 to the Registrant's annual report on Form 10-K for the fiscal year ended December 29, 1996; Commission File No. 1-13044 (the "1996 Form 10-K")).


Exhibit 10.13

Letter dated February 3, 1997 from G. Arthur Seelbinder to the Registrant (incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K).


Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).