Form 10-K/A
period 1996-12-29
COOKER RESTAURANT CORP /OH/
filed 1997-05-28
CIK 832412

                            THE FOLLOWING ITEM WAS THE SUBJECT OF A FORM 12-B-25 AND IS INCLUDED HEREIN:
                            ITEM 14(A)(1). INDEPENDENT AUDITORS' REPORT

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-K/A

                                ----------------

                               AMENDMENT NUMBER 1
                                       TO

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 29, 1996     Commission file number: 1-13044


                          COOKER RESTAURANT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           OHIO                                       62-1292102
-----------------------------------         ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

5500 Village Boulevard, West Palm Beach, Florida                       33407
-------------------------------------------------------------      -------------
(State or other jurisdiction of incorporation or organization)       (Zip Code)

Registrant's telephone number, including area code: (561) 615-6000 Securities registered pursuant to Section 12(b) of the Act:

        Title of Class                     Name of exchange on which registered
        --------------                     ------------------------------------

Common Shares, without par value                    The New York Stock Exchange
--------------------------------------------------------------------------------
Rights to Purchase Class A Junior Participating Trades with the Common Shares Preferred Shares, without par value
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

               6 3/4% Convertible Subordinated Debentures Due 2002
--------------------------------------------------------------------------------
                                (Title of Class)

         This Amendment Number 1 to Annual Report on Form 10-K for the fiscal year ended December 29, 1996 is being filed by the Registrant in order to file a revised Independent Auditors' Report (the "Report") of KPMG Peat Marwick LLP ("KPMG") to replace the independent auditors' report which was originally filed in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 ("1996 Form 10-K") and to file KPMG's Consent. The independent auditors' report in the 1996 Form 10-K covered only the Financial Statements for the fiscal year ended December 29, 1996. The Report filed as part of this Amendment Number 1 covers the Financial Statements for the three fiscal years ended December 29, 1996. The report of Price Waterhouse LLP, the Registrant's predecessor accountants, on the Financial Statements for the fiscal years ended January 1, 1995 and December 31, 1995 was unavailable at the time the Registrant filed the 1996 Form 10-K and was omitted from the 1996 Form 10-K pursuant to Rule 12b-25(e)(1). There are no changes to the Financial Statements for the three fiscal years ended December 29, 1996 which were filed as part of the 1996 Form 10-K.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)  DOCUMENTS FILED AS PART OF THIS FORM 10-K.

(1)     FINANCIAL STATEMENTS:

Independent Auditors' Report (filed herewith)

Balance Sheet as of December 29, 1996 and December 31, 1995 (previously filed)

Statement of Income for the Fiscal Years Ended December 29, 1996, December 31, 1995 and January 1, 1995 (previously filed)

Statement of Changes in Shareholders' Equity for the Fiscal Years Ended December 29, 1996, December 31, 1995 and January 1, 1995 (previously filed)

Statement of Cash Flows for the Fiscal Years Ended December 29, 1996, December 31, 1995, and January 1, 1995 (previously filed)

Notes to Financial Statements for the Fiscal Years Ended December 29, 1996, December 31, 1995, and January 1, 1995 (previously filed)

(3)     THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS FORM 10-K.

(3)  ARTICLES OF INCORPORATION AND BY-LAWS.

Exhibit 3.1.

Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 28.2 of Registrant's quarterly report on Form 10-Q for the quarterly period ended March 29, 1992; Commission File Number 0-16806).

Exhibit 3.2.

Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 4.5 of the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended April 1, 1990; Commission File No. 0-16806).

(4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS.

Exhibit 4.1.

See Articles FOURTH, FIFTH and SIXTH of the Amended and Restated Articles of Incorporation of the Registrant (see 3.1 above).

Exhibit 4.2.

See Articles One, Four, Seven and Eight of the Amended and Restated Code of Regulations of the Registrant (see 3.2 above).

Exhibit 4.3.

Rights Agreement dated as of February 1, 1990 between the Registrant and National City Bank (incorporated by reference to Exhibit 1 of the Registrant's Form 8-A filed with the Commission on February 9, 1990; Commission File No. 0-16806).

Exhibit 4.4.

Amendment to Rights Agreement dated as of November 1, 1992 between the Registrant and National City Bank (incorporated by reference to Exhibit 4.4 of Registrant's annual report on Form 10-K for the fiscal year ended January 3, 1993 (the "1992 Form 10-K"); Commission File No. 0-16806).

Exhibit 4.5.

Letter dated October 29, 1992 from the Registrant to First Union National Bank of North Carolina (incorporated by reference to Exhibit 4.5 to the 1992 Form 10-K).

Exhibit 4.6.

Letter dated October 29, 1992 from National City Bank to the Registrant (incorporated by reference to Exhibit 4.6 to the 1992 Form 10-K).

Exhibit 4.7.

See Section 7.4 of the Amended and Restated Loan Agreement dated December 22, 1995 between Registrant and First Union National Bank of Tennessee. (see 10.4 below).

Exhibit 4.8.

Indenture dated as of October 28, 1992 between Registrant and First Union National Bank of North Carolina, as Trustee (incorporated by reference to
Exhibit 2.5 of Registrant's Form 8-A filed with the Commission on November 10, 1992; Commission File Number 0-16806).

(10) MATERIAL CONTRACTS (*Management contract or compensatory plan or arrangement.)

Exhibit 10.1.

Purchase and Sale Agreement dated October 20, 1995 between GMRI, Inc. and Registrant (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated January 4, 1996 (the "1996 8-K"); Commission File No. 1-13044).

Exhibit 10.2.

First Amendment to Purchase and Sale Agreement dated October [ ], 1995 between GMRI, Inc. and Registrant (incorporated by reference to Exhibit 99.2 of the 1996 8-K; Commission File No. 1-13044).

Exhibit 10.3.

Joinder of Escrow Agreement dated October 25, 1995 among Lawyers Title Insurance Corporation, GMRI, Inc. and Registrant (incorporated by reference to Exhibit
99.3 of the 1996 8-K; Commission File No. 1-13044).

Exhibit 10.4.

Amended and Restated Loan Agreement dated December 22, 1995 between Registrant and First Union National Bank of Tennessee (incorporated by reference to Exhibit
10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K"), Commission File No. 0-16806).

Exhibit 10.5.

Underwriting Agreement dated May 7, 1996 with Montgomery Securities and Equitable Securities Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1996 (the "June 1996 Form 10-Q"), Commission File No. 0-16806).

Exhibit 10.6.

Form of Contingent Employment Agreement and schedule of executed Agreements (incorporated by reference to Exhibit 10.5 of the 1995 Form 10-K).*

Exhibit 10.7.

The Registrant's 1988 Employee Stock Option Plan and 1992 Employee Stock Option Plan, Amended and Restated April 22, 1996, (incorporated by reference to Exhibit
10.2 to the June 1996 Form 10-Q, Commission File No. 0- 16806).*

Exhibit 10.8.

The Registrant's 1988 Directors Stock Option Plan, as amended and restated (previously filed).

Exhibit 10.9.

The Registrant's 1992 Directors Stock Option Plan, as amended and restated (previously filed).*

Exhibit 10.10.

The Registrant's 1996 Officers' Stock Option Plan (incorporated by reference to
Exhibit 10.10 of the 1995 Form 10-K).*

Exhibit 10.11.

Reaffirmation and Amendment to Guaranty and Suretyship Agreement between Registrant and NationsBank of Tennessee, N.A. dated July 24, 1995 (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995; Commission File No. 1-13044).

Exhibit 10.12.

Amended and Restated Guaranty between Registrant and Chase Manhattan Bank dated January 31, 1997 (previously filed).

Exhibit 10.13.

Letter dated February 3, 1997 from G. Arthur Seelbinder to the Registrant (previously filed).

(16)        LETTER REGARDING CHANGE IN CERTIFYING ACCOUNTANT.

Exhibit 16.1.

Letter dated August 14, 1996 from Price Waterhouse LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996; Commission File No. 1-13044).

(23)    CONSENT OF EXPERTS AND COUNSEL.

Exhibit 23.1.

Consent of KPMG Peat Marwick LLP.

(24)     POWERS OF ATTORNEY.

Exhibit 24.1.

Powers of Attorney (previously filed).

Exhibit 24.2

Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Registrant to sign pursuant to a power of attorney (previously filed).

(27)  FINANCIAL DATA SCHEDULE.

Exhibit 27.1.

Financial Data Schedule (submitted electronically for SEC information only; previously filed).

(B)  REPORTS ON FORM 8-K.

No current report on Form 8-K was filed by the Registrant during the fourth quarter of fiscal 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 22, 1997

                               COOKER RESTAURANT CORPORATION
                               (the "Registrant")

                               By:    /s/ G. Arthur Seelbinder
                                      ----------------------------------------
                                        G. Arthur Seelbinder
                                        Chairman of the Board,
                                        Chief Executive Officer and Director
                                        (principal executive officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 22, 1997.

           SIGNATURE                                            TITLE

 /s/ G. Arthur Seelbinder                   Chairman of the Board, Chief
--------------------------------            Executive Officer and Director
G. Arthur Seelbinder                        (principal executive officer)

 /s/Phillip L. Pritchard*                   President, Chief Operating Officer
--------------------------------            and Director
Phillip L. Pritchard

 /s/ Glenn W. Cockburn*                     Senior Vice President - Operations
--------------------------------            and Director
Glenn W. Cockburn

 /s/ David C. Sevig*                        Vice President - Chief Financial
--------------------------------            Officer (principal financial and
David C. Sevig                              accounting officer)

 /s/ Robin V. Holderman*                    Director
--------------------------------
Robin V. Holderman

 /s/ David T. Kollat*                       Director
--------------------------------
David T. Kollat

 /s/ David L. Hobson*                       Director
--------------------------------
David L. Hobson

 /s/ Henry R. Hillenmeyer*                  Director
--------------------------------
Henry R. Hillenmeyer

 /s/ Joseph E. Madigan*                     Director
--------------------------------
Joseph E. Madigan

 /s/ Margaret T. Monaco*                    Director
--------------------------------
Margaret T. Monaco

 s/ Harvey Palash*                          Director
--------------------------------
Harvey Palash

 *By:  /s/ G. Arthur Seelbinder
--------------------------------
G. Arthur Seelbinder
Attorney-in-Fact

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

                               AMENDMENT NUMBER 1

                           FOR THE FISCAL YEAR ENDED:

                                DECEMBER 29, 1996

                             -----------------------


                              FINANCIAL STATEMENTS

                             -----------------------





================================================================================

                          COOKER RESTAURANT CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----

Independent Auditors' Report............................................................................   F-2

Balance Sheet as of December 29, 1996 and December 31, 1995.............................................     *

Statement of Income for the fiscal years ended December 29, 1996,  December 31, 1995,
          and January 1, 1995...........................................................................     *

Statement of Changes in Shareholders' Equity for the fiscal years ended December 29, 1996,
          December 31, 1995 and January 1, 1995.........................................................     *

Statement of Cash Flows for the fiscal years ended December 29, 1996, December 31, 1995
          and January 1, 1995...........................................................................     *

Notes to Financial Statements...........................................................................     *



*    Previously filed.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Cooker Restaurant Corporation

We have audited the accompanying balance sheets of Cooker Restaurant Corporation (the "Company") as of December 29, 1996 and December 31, 1995, and the related statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cooker Restaurant Corporation as of December 29, 1996 and December 31, 1995, and the results of its operations and its cash flows for each of the years in the three year period ended December 29, 1996, in conformity with generally accepted accounting principles.

                                          /s/ KPMG Peat Marwick LLP

May 9, 1997
Fort Lauderdale, Florida

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                          COOKER RESTAURANT CORPORATION

                               ------------------

                            FORM 10-K/A ANNUAL REPORT

                               AMENDMENT NUMBER 1

                            FOR THE FISCAL YEAR ENDED

                                DECEMBER 29, 1996

                               ------------------

                                    EXHIBITS

                               ------------------


================================================================================

Exhibit 3.1.

Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference).

13 pages in the original.

Exhibit 3.2.

Amended and Restated Code of Regulations of the Registrant (incorporated by reference).

12 pages in the original.

Exhibit 4.1.

See Articles FOURTH, FIFTH and SIXTH of the Amended and Restated Articles of Incorporation of the Registrant (see 3.1 above).

13 pages in the original.

Exhibit 4.2.

See Articles One, Four, Seven and Eight of the Amended and Restated Code of Regulations of the Registrant (see 3.2 above).

12 pages in the original.

Exhibit 4.3.

Rights Agreement dated as of February 1, 1990 between the Registrant and National City Bank (incorporated by reference).

65 pages in the original.

Exhibit 4.4.

Amendment to Rights Agreement dated as of November 1, 1992 between the Registrant and National City Bank (incorporated by reference).

1 page in the original.


--------------------------------------------------------------------------------


The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Shareholders upon the payment of a fee of fifty cents ($.50) per page.

Exhibit 4.5.

Letter dated October 29, 1992 from the Registrant to First Union National Bank of North Carolina (incorporated by reference).

1 page in the original.

Exhibit 4.6.

Letter dated October 29, 1992 from National City Bank to the Registrant (incorporated by reference).

1 page in the original.

Exhibit 4.7.

See Section 7.4 of the Amended and Restated Loan Agreement dated December 22, 1995 between Registrant and First Union National Bank of Tennessee. (see 10.4 below).

31 pages in the original.

Exhibit 4.8.

Indenture dated as of October 28, 1992 between Registrant and First Union National Bank of North Carolina, as Trustee (incorporated by reference).

61 pages in the original.

Exhibit 10.1.

Purchase and Sale Agreement dated October 20, 1995 between GMRI, Inc. and Registrant (incorporated by reference).

17 pages in the original.

Exhibit 10.2.

First Amendment to Purchase and Sale Agreement dated October [ ], 1995 between GMRI, Inc. and Registrant (incorporated by reference).

2 pages in the original.

--------------------------------------------------------------------------------


The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Shareholders upon the payment of a fee of fifty cents ($.50) per page.

Exhibit 10.3.

Joinder of Escrow Agreement dated October 25, 1995 among Lawyers Title Insurance Corporation, GMRI, Inc. and Registrant (incorporated by reference).

2 pages in the original.

Exhibit 10.4.

Amended and Restated Loan Agreement dated December 22, 1995 between Registrant and First Union National Bank of Tennessee (incorporated by reference).

31 pages in the original.

Exhibit 10.5.

Underwriting Agreement dated May 7, 1996 with Montgomery Securities and Equitable Securities Corporation (incorporated by reference).

28 pages in the original.

Exhibit 10.6.

Form of Contingent Employment Agreement and schedule of executed Agreements (incorporated by reference).*

10 pages in the original.

Exhibit 10.7.

The Registrant's 1988 Employee Stock Option Plan and 1992 Employee Stock Option Plan, Amended and Restated April 22, 1996, (incorporated by reference).

11 pages in the original.

Exhibit 10.8.

The Registrant's 1988 Directors Stock Option Plan, as amended and restated (previously filed).

6 pages in the original.

--------------------------------------------------------------------------------


The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Shareholders upon the payment of a fee of fifty cents ($.50) per page.

Exhibit 10.9.

The Registrant's 1992 Directors Stock Option Plan, as amended and restated (previously filed).*

6 pages in the original.

Exhibit 10.10.

The Registrant's 1996 Officers' Stock Option Plan (incorporated by reference).*

10 pages in the original.

Exhibit 10.11.

Reaffirmation and Amendment to Guaranty and Suretyship Agreement between Registrant and NationsBank of Tennessee, N.A. dated July 24, 1995 (incorporated by reference).

2 pages in the original.

Exhibit 10.12.

Amended and Restated Guaranty between Registrant and Chase Manhattan Bank dated January 31, 1997 (previously filed).

7 pages in the original.

Exhibit 10.13.

Letter dated February 3, 1997 from G. Arthur Seelbinder to the Registrant (previously filed).

1 page in the original.

Exhibit 16.1.

Letter dated August 14, 1996 from Price Waterhouse LLP to the Securities and Exchange Commission (incorporated by reference).

1 page in the original.




--------------------------------------------------------------------------------

The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Shareholders upon the payment of a fee of fifty cents ($.50) per page.

Exhibit 23.1.

Consent of KPMG Peat Marwick LLP.

Page 17 in manually signed original.

1 page in the original.

Exhibit 24.1.

Powers of Attorney (previously filed).

10 pages in the original.

Exhibit 24.2.

Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Registrant to sign pursuant to a power of attorney (previously filed).

1 page in the original.

Exhibit 27.1.

Financial Data Schedule (submitted electronically for SEC information only; previously filed).

1 page in the original.





--------------------------------------------------------------------------------


The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Shareholders upon the payment of fifty cents ($.50) per page.