Form 10-Q
period 1997-06-29
COOKER RESTAURANT CORP /OH/
filed 1997-08-13
CIK 832412

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   ---------
-------------------------------------------------------------------------------
[GRAPHIC OMITTED]

-------------------------------------------------------------------------------
                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 29, 1997
                                   ---------
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

                       Yes   X                     No
                          -------                     --------

                  10,019,781 COMMON SHARES, WITHOUT PAR VALUE
        (Number of Common Shares outstanding as of the close of business on August 1, 1997)



                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                          COOKER RESTAURANT CORPORATION
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                      June 29,      Dec. 29,
                                                                        1997          1996
                                                                     ---------     ---------
               ASSETS                                                    (In Thousands)
Current assets:
     Cash and cash equivalents                                       $   2,627     $   2,009
     Inventory                                                           1,277         1,128
     Land held for sale                                                    613         1,560
     Preoperational costs                                                  908           749
     Prepaid and other current assets                                      950           585
                                                                     ---------     ---------
          Total current assets                                           6,375         6,031

Property and equipment                                                 119,029       107,010
Other assets                                                             1,513         1,592
                                                                     ---------     ---------

                                                                      $126,917     $ 114,633
                                                                     =========     =========
              LIABILITIES

Current liabilities
     Notes Payable                                                   $    --       $   4,613
     Accounts payable                                                    3,307         3,845
     Accrued liabilities                                                 6,016         6,030
     Income taxes payable                                                1,243           991
                                                                     ---------     ---------
          Total current liabilities                                     10,566        15,479

Long-term debt                                                          31,118        16,822
Deferred income taxes                                                      582           582
                                                                     ---------     ---------

     Total Liabilities                                                  42,266        32,883
                                                                     ---------     ---------

Shareholders' equity
     Common shares-without par value: authorized
        30,000,000 shares; issued 10,548,000 and
        10,548,000 at June 29, 1997 and December 29,                    63,583        63,583
        1996, respectively
     Retained earnings                                                  27,802        24,316
     Treasury stock at cost, 535,000 and 513,000 shares at
        June 29, 1997 and December 29, 1996, respectively               (6,734)       (6,149)
                                                                     ---------     ---------
     Total shareholders' equity                                         84,651        81,750
                                                                     ---------     ---------

                                                                     $ 126,917     $ 114,633
                                                                     =========     =========


           See accompanying notes to condensed financial statements.

                         COOKER RESTAURANT CORPORATION

                              STATEMENT OF INCOME

                                  (UNAUDITED)

                                               Three Months Ended     Six Months Ended
                                                June 29,  June 30,   June 29,   June 30,
                                                 1997      1996       1997        1996
                                               -------    -------    -------    -------
                                                 (In Thousands Except Per Share Data)
Sales                                          $33,221    $26,919    $65,728    $52,404
                                               -------    -------    -------    -------

Cost of sales:
    Cost of goods sold                           9,574      7,648     18,833     14,814
    Labor                                       11,408      9,317     22,577     18,133
    Restaurant operating expense                 6,717      5,389     13,237     10,514
                                               -------    -------    -------    -------
                                                27,699     22,354     54,647     43,461
                                               -------    -------    -------    -------

Restaurant operating income                      5,522      4,565     11,081      8,943
                                               -------    -------    -------    -------

Other expenses (income):
    General and administrative                   1,864      1,647      3,965      3,323
    Net interest expense                           416        343        675        920
                                               -------    -------    -------    -------
                                                 2,280      1,990      4,640      4,243
                                               -------    -------    -------    -------

Income before income taxes                       3,242      2,575      6,441      4,700
    Provision for income taxes                   1,117        927      2,253      1,692
                                               -------    -------    -------    -------
Net income                                     $ 2,125    $ 1,648    $ 4,188    $ 3,008
                                               =======    =======    =======    =======

Earnings per common share                      $  0.21    $  0.18    $  0.41    $  0.36
                                               =======    =======    =======    =======

Weighted average number of common shares
   and common equivalent shares outstanding     10,274      9,209     10,314      8,382
                                               =======    =======    =======    =======


           See accompanying notes to condensed financial statements.


                          COOKER RESTAURANT CORPORATION
                             STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                              Six Months Ended
                                                          June 29,        June 30,
                                                            1997            1996
                                                         -----------    -------------
                                                              (In Thousands)
Cash flows from operating activities:
     Net income                                             $  4,188     $  3,008
     Adjustments to reconcile net income to net cash
        provided by operating activities:
              Depreciation and amortization                    3,219        2,334
              (Gain) Loss on sale of property                    (53)           1
              (Increase) in current assets                    (1,446)        (681)
              Decrease in other assets                            79           26
              Increase (decrease) in current liabilities        (518)          60
                                                            --------     --------
              Net cash provided by operating activities        5,469        4,748
                                                            --------     --------

Cash flows from investing activities:
     Purchases of property and equipment                     (14,733)     (16,192)
     Sale of property and equipment                            1,486         --
                                                            --------     --------
                                                             (13,247)     (16,192)

Cash flows from financing activities:
     Payment on note payable                                  (4,613)        --
     Proceeds from (repayment on) borrowings                  14,344      (18,107)
     Repurchase of debentures                                   --           (400)
     Redemption of debentures                                    (48)         (50)
     Exercise of stock options                                  --             31
     Proceeds from secondary offering                           --         37,442
     Net purchases of treasury stock                            (585)        --
     Dividends paid                                             (702)        (429)
                                                            --------     --------
               Net cash provided by financing activities       8,396       18,487
                                                            --------     --------

Net increase in cash and cash equivalents                        618        7,043
Cash and cash equivalents at beginning of period               2,009        1,299
                                                            --------     --------
Cash and cash equivalents at end of period                  $  2,627     $  8,342
                                                            ========     ========


           See accompanying notes to condensed financial statements.

                         COOKER RESTAURANT CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                        June 29, 1997 and June 30, 1996

Note 1:  Basis of Financial Statement Presentation.


The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 29, 1997 and the statements of income and cash flows for the six months ended June 29, 1997. The results of operations for the six months ended June 29, 1997 are not necessarily indicative of the operating results expected for the fiscal year ended December 28, 1997. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 29, 1996.

Note 2: Net Income Per Common and Common Equivalent Share.

Net income per common and common equivalent share has been determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective period unless their effect was antidilutive.

Note 3: New Accounting Pronouncement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


       From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "believe", "anticipate", "estimate", "project", and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operations and as part of other sections of this Report or other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected.

RESULTS OF OPERATIONS

       The following table sets forth as a percentage of sales certain items appearing in the Company's statements of income.

                              RESULTS OF OPERATIONS
                                   (UNAUDITED)
                                                  Three Months Ended   Six Months Ended
                                                  June 29,  June 30, June 29, June 30,
                                                    1997      1996     1997     1996
                                                    -----    -----    -----    -----
                                                                 (In Percent)
Sales                                               100.0    100.0    100.0    100.0
Cost of sales:
      Cost of goods sold                             28.8     28.4     28.7     28.3
      Labor                                          34.3     34.6     34.3     34.6
      Restaurant operating expense                   20.3     20.0     20.1     20.1
                                                    -----    -----    -----    -----
                                                     83.4     83.0     83.1     83.0
                                                    -----    -----    -----    -----

      Restaurant operating income                    16.6     17.0     16.9     17.0
                                                    -----    -----    -----    -----
Other expenses (income):
      General and administrative                      5.5      6.1      6.1      6.2
      Net interest expense                            1.3      1.3      1.0      1.8
                                                    -----    -----    -----    -----
                                                      6.8      7.4      7.1      8.0
                                                    -----    -----    -----    -----

      Income before income taxes                      9.8      9.6      9.8      9.0
      Provision for income taxes                      3.4      3.5      3.4      3.3
                                                    -----    -----    -----    -----
      Net income                                      6.4      6.1      6.4      5.7
                                                    =====    =====    =====    =====


     Sales for the second quarter of fiscal 1997 increased 23% to $33,221,000 compared to sales of $26,919,000 for the second quarter of fiscal 1996. For the first half sales increased 25% to $65,728,000 compared to sales of $52,404,000 last year. The increases for both the second quarter and the first half are due primarily to the opening of new Restaurants. Same store sales (which excludes 17 of 53 units open at the end of the quarter) were down 2.4% for the quarter. Three stores in our same store sales base were impacted by new Cooker Restaurants opened during the prior year. These three stores account for 41% of the same store sales decline. Our Florida stores, which were down 7.5% in the first quarter, were down only 4% in the second quarter. The Florida units account for 15% of the same store sales decline in the quarter.

     Both the second quarter and the first half cost of goods sold as a percentage of sales were up 40 basis points from the same period last year to 28.8% for the second quarter and 28.7% for the first half. These increases were the result of continued higher preference for the new combination platters introduced late last year. These new dinners have a higher cost as a percentage of sales, however, because their prices are above our average price, the margin in dollars is better than average. Actual ingredient costs were fairly stable throughout the quarter.

     Labor cost as a percentage of sales, for both the second quarter and the first half, declined to 34.3% from 34.6% last year. These savings were the result of lower average manager salaries this year, a reduction in non-exempt employee hours this year (primarily at the five stores opened during the second quarter last year), as well as reduced payroll tax and benefit expense because of the lower payroll costs.

     Restaurant operating expense for the second quarter increased to 20.3% of sales from 20.0% of sales last year. For the first half these expenses were unchanged from last year at 20.1% of sales. On a dollar cost per store basis, store operating expenses were 3% below last year for the second quarter and 2% below last year for the first half. Utility and repair expenses are the only major expenses categories showing increases over the prior year.

     General and administrative expenses for the quarter of 5.5% of sales was 60 basis points less than last year; first half expense of 6.1% was 10 basis points lower than last year. This reduction in expense as a percentage of sales is primarily the result of the additional sales this year from stores opened during the prior twelve months. Actual dollar expense for the quarter was 11% higher than last year and 17% higher for the first half. Virtually all of the increased expense in the second quarter was due to higher ($217,000) amortization of pre-opening expense. Major factors in the year to date expense increase ($642,000) were higher pre-opening expense amortization ($392,000) as well as salary, training and relocation expenses of manager trainees
($185,000).

     Net interest expense for the second quarter of $416,000 was $73,000 more than last year. For the first half net interest expense of $675,000 was $245,000 less than last year. The increase in net interest expense in the second quarter is the result of increased borrowings on our line of credit as compared to the second quarter of last year, during which we paid off the line of credit in May of 1996 with proceeds from a secondary stock offering. The decrease for the first half is a result of lower outstanding long term debt resulting from the secondary offering.

     The provision for income taxes as a percentage of income before taxes declined to 34.5% from 36.0% last year. The decline in the provision as a percentage of sales resulted from two different prior year state income tax refunds as well as an overall reduction in effective tax rate resulting from a change in the internal organization of the Company.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal capital requirements arise from the development and opening of new Restaurants. The Company's primary sources of working capital are cash flow from operations, borrowings under the Company's revolving/term loan (the "Credit Agreement") and the sale of equity securities. The Company's cash flow from operations were $9,495,000, $12,644,000 and $5,469,000 for 1995, 1996 and the six months ended June 29, 1997, respectively. The Credit Agreement provides for a $33,000,000 line of credit and, as of June 29, 1997, the Company had outstanding borrowings of $15,053,000 under the Credit Agreement. On May 13, 1996, the Company completed a public offering of 2,875,000 Common Shares (the "Offering") and received net proceeds of $37,442,000 The Company used $28.5 million of the net proceeds from the Offering to reduce outstanding borrowings under the Credit Agreement. The remainder was invested in short term treasuries and was used to fund the development of new Restaurants and for general corporate purposes.

        Capital expenditures were $17,200,000, $34,997,000 and $14,733,000 for
1995, 1996 and the six months ended June 29, 1997, respectively. The Company has opened six Restaurants in the first six months of 1997, and intends to open seven additional Restaurants in the remainder of 1997 and 14 to 16 Restaurants in 1998. The Company believes that cash flow from operations, borrowings from the Credit Agreement and proceeds from the Offering will be sufficient to fund the planned expansion as well as the ongoing maintenance and remodeling of existing Restaurants through 1998. The Company's ability to expand will depend on a number of factors, including the selection and availability of suitable locations, hiring and training sufficiently skilled management and personnel, adequate financing, construction or acquiring Restaurants at a reasonable cost and other factors, some of which are beyond the control of the Company. While the Company has in the past successfully opened new Restaurants, there can be no assurance that the Company will be able to continue to open new Restaurants or that, if opened, those Restaurants can be operated profitably.

        In 1992, the Company issued its Convertible Debentures in the principal amount of $23,000,000 in a public offering. Under the terms of the Indenture pursuant to which the Convertible Debentures were issued, the Company is required to redeem up to $1,150,000 principal amount on November 1 of each year if timely request is made by holders. In 1995 and 1996, the Company redeemed $1,150,000 and $1,150,000, respectively, of the Convertible Debentures as a result of requests by holders. In addition, the Company is required to redeem up to $25,000 per deceased holder during each fiscal year. In 1995, 1996 and six months ended June 29, 1997, the Company redeemed $30,000, $207,000 and $48,000, respectively, of the Convertible Debentures by reason of the death of holders. In 1994, the Company purchased $2,500,000 principal amount of the Convertible Debentures on the open market at a market price of $1,618,000, in 1995 purchased $250,000 principal amount at a market price of $222,000 and in the first quarter of 1996, purchased $400,000 principal amount at a market price of $363,000. All of the redemptions and purchases of Convertible Debentures during 1994, 1995, 1996 and 1997 were made with funds obtained from loans under the Credit Agreement.

        In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder, the Chairman of the Board, which was secured by a pledge of 570,000 Common Shares owned by the Chairman. In the first quarter of 1997, the loan was acquired by The Chase Manhattan Bank of New York. The loan has a term of one year, bears interest at the Bank's prime rate or LIBOR plus 2%, continues to be secured by 570,000 Common Shares of the Company and is guaranteed by the Company in the principal amount up to $6,250,000 including capitalized interest. Mr. Seelbinder also agreed to apply his share of the net proceeds of the sale of his residence, in excess of the mortgage thereon, to reduce the principal and interest outstanding on the indebtedness and did so in April, 1997. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the loan prior to calling on the Company for its guaranty. On March 4, 1997, Mr. Seelbinder exercised options to purchase 100,000 Common Shares, sold the shares in a block transaction through a broker at $11.50 per share, the then current trading price on the New York Stock Exchange, and the Company purchased 100,000 Common Shares in a block transaction through the same broker at the same time. The transaction was approved by the Board of Directors in advance. The gain on the transaction is taxable to Mr. Seelbinder and deductible by the Company. $438,000 of the proceeds of this transaction after payment of the option exercise price and withholding taxes were used to reduce the principal of the guaranteed loan. At August 1, 1997, the amount of the loan including capitalized and accrued interest was $5,053,626 and the undiscounted fair market value of the pledged shares was approximately $5,842,500. The loan is scheduled to mature in the first quarter of 1998. The guaranty secures the loan until it is repaid or refinanced without a guaranty. The Company expects that the Chairman will repay or refinance the loan before its presently scheduled maturity. If the loan is not so repaid or refinanced, the Company would fund any obligation it incurs under the terms of its guaranty from additional borrowings under its line of credit. The Company does not believe that it will be required to make any material payment under the guaranty in 1997; however, there can be no assurance that the loan will be repaid or refinanced on terms that will not result in continuing the guaranty or in a material payment. Mr. Seelbinder paid a guaranty fee of 1/4 percent of the principal amount of the loan to the Company at the time the loan was guaranteed and will also pay such fee on each anniversary of the guaranty as long as it is outstanding.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An annual meeting of the shareholders of the Registrant was held on April 14, 1997.

         The matters voted on at the annual meeting and the results of the voting are set forth below:

         (i) Election of Glenn W. Cockburn as a director for a term of three years: 7,744,985 shares for, and 2,213 shares withheld authority.

         (ii) Election of David T. Kollat as a director for a term of three years: 7,745,100 shares for, and 2,098 shares withheld authority.

         (iii) Election of Harvey M. Palash as a director for a term of three years: 7,745,034 shares for, and 2,164 shares withheld authority.

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

27. FINANCIAL DATE SCHEDULE

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).

(B) REPORTS ON FORM 8-K.

No report on Form 8-K was filed by Registrant during the fiscal quarter ended June 29, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COOKER RESTAURANT CORPORATION
                                  (The "Registrant")

Date:  August 12, 1997

                                  By: /s/ G. Arthur Seelbinder
                                      -----------------------------
                                      G. Arthur Seelbinder
                                      Chairman of the Board, Chief Executive
                                      Officer, and Director
                                      (principal executive officer)

                                    By: /s/ David C. Sevig
                                        ---------------------------------
                                        David C. Sevig
                                        Vice President - Chief Financial Officer
                                        (principal financial and accounting
                                        officer)

===============================================================================






                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                              --------------------


                          COOKER RESTAURANT CORPORATION


                              --------------------


                           FORM 10-Q QUARTERLY REPORT


                          FOR THE FISCAL QUARTER ENDED:


                                  JUNE 29, 1997

                              --------------------

                                    EXHIBITS

                              --------------------





===============================================================================

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

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).