Form 10-Q
period 1997-09-28
COOKER RESTAURANT CORP /OH/
filed 1997-11-12
CIK 832412

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   ----------


                                    FORM 10-Q



[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 28, 1997

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

                                  Yes X  No
                                     ---   ---



                  10,020,781 COMMON SHARES, WITHOUT PAR VALUE
        (Number of Common Shares outstanding as of the close of business on November 11, 1997)

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                          COOKER RESTAURANT CORPORATION
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                              Sept. 28,       Dec. 29,
                                                                                 1997            1996
                                                                              ---------       ---------
                                                    ASSETS                         (In Thousands)

       Current assets:
            Cash and cash equivalents                                         $   2,214       $   2,009
            Inventory                                                             1,314           1,128
            Land held for sale                                                      613           1,560
            Preoperational costs                                                  1,355             749
            Prepaid and other current assets                                        628             585
                                                                              ---------       ---------
       Total current assets                                                       6,124           6,031

       Property and equipment                                                   127,081         107,010
       Other assets                                                               1,491           1,592
                                                                              ---------       ---------

                                                                              $ 134,696       $ 114,633
                                                                              =========       =========
                                              LIABILITIES
       Current liabilities
            Notes Payable                                                     $     -         $   4,613
            Accounts payable                                                      3,620           3,845
            Accrued liabilities                                                   4,734           6,030
            Income taxes payable                                                  1,466             991
                                                                              ---------       ---------
       Total current liabilities                                                  9,820          15,479

       Long-term debt                                                            37,757          16,822
       Deferred income taxes                                                        582             582
                                                                              ---------       ---------

            Total Liabilities                                                    48,159          32,883
                                                                              ---------       ---------

       Shareholders' equity
            Common shares-without par value: authorized
               30,000,000 shares; issued 10,548,000 and 10,548,000
               at September 28, 1997 and December 29, 1996, respectively         63,583          63,583
            Retained earnings                                                    29,639          24,316
            Treasury stock at cost, 527,000 and 513,000 shares at
               September 28, 1997 and December 29, 1996, respectively            (6,685)         (6,149)
                                                                              ---------       ---------
            Total shareholders' equity                                           86,537          81,750
                                                                              ---------       ---------

                                                                              $ 134,696       $ 114,633
                                                                              =========       =========


            See accompanying notes to condensed financial statements.

                          COOKER RESTAURANT CORPORATION
                               STATEMENT OF INCOME
                                   (UNAUDITED)


                                                  Three Months Ended        Nine Months Ended
                                                 Sept. 28,    Sept. 29,    Sept. 28,   Sept. 29,
                                                   1997         1996         1997        1996
                                                 -------      -------      -------      -------
                                                       (In Thousands Except Per Share Data)

Sales                                            $34,167      $29,183      $99,895      $81,587
                                                 -------      -------      -------      -------
Cost of sales:
     Cost of goods sold                            9,805        8,320       28,637       23,134
     Labor                                        11,830       10,057       34,407       28,191
     Restaurant operating expenses                 6,043        4,805       17,156       13,614
     Restaurant depreciation                       1,126          978        3,250        2,683
                                                 -------      -------      -------      -------
                                                  28,804       24,160       83,450       67,622
                                                 -------      -------      -------      -------
Restaurant operating income                        5,363        5,023       16,445       13,965
                                                 -------      -------      -------      -------

Other expenses (income):
     General and administrative                    2,075        1,874        6,040        5,197
     Net interest expense                            485          215        1,160        1,135
                                                 -------      -------      -------      -------
                                                   2,560        2,089        7,200        6,332
                                                 -------      -------      -------      -------

Income before income taxes                         2,803        2,934        9,245        7,633
Provision for income taxes                           967        1,056        3,220        2,748
                                                 -------      -------      -------      -------

Net income                                       $ 1,836      $ 1,878      $ 6,025      $ 4,885
                                                 =======      =======      =======      =======

Earnings per common share                        $  0.18      $  0.18      $  0.59      $  0.54
                                                 =======      =======      =======      =======

Weighted average number of common shares
   and common equivalent shares outstanding       10,269       10,410       10,297        9,058
                                                 =======      =======      =======      =======









            See accompanying notes to condensed financial statements.

                          COOKER RESTAURANT CORPORATION
                             STATEMENT OF CASH FLOW
                                   (UNAUDITED)


                                                                  Nine Months Ended

                                                              Sept. 28,      Sept. 29,
                                                                1997            1996
                                                              --------       --------
                                                                    (In Thousands)

Cash flows from operating activities:
     Net income                                               $  6,025       $  4,885
     Adjustments to reconcile net income to net cash
        provided by operating activities:
              Depreciation and amortization                      4,788          3,739
              (Gain) Loss on sale of property                      (53)            51
              (Increase) in current assets                      (1,955)          (966)
              Decrease in other assets                             101             16
              Increase (decrease) in current liabilities        (1,254)           963
                                                              --------       --------
              Net cash provided by operating activities          7,652          8,688
                                                              --------       --------

Cash flows from investing activities:
     Purchases of property and equipment                       (24,017)       (29,746)
     Sale of property and equipment                              1,486            532
                                                              --------       --------
                                                               (22,531)       (29,214)


Cash flows from financing activities:
     Payment on note payable                                    (4,613)           -
     Proceeds from (repayment on) borrowings                    20,983        (11,956)
     Repurchase of debentures                                      -             (400)
     Redemption of debentures                                      (48)          (138)
     Exercise of stock options                                     -               64
     Proceeds from secondary offering                              -           37,442
     Net purchases of treasury stock                              (536)           -
     Dividends paid                                               (702)          (429)
                                                              --------       --------

               Net cash provided by financing activities        15,084         24,583
                                                              --------       --------

Net increase in cash and cash equivalents                          205          4,057
Cash and cash equivalents at beginning of period                 2,009          1,299
                                                              --------       --------

Cash and cash equivalents at end of period                    $  2,214       $  5,356
                                                              ========       ========






            See accompanying notes to condensed financial statements.

                          COOKER RESTAURANT CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    September 28, 1997 and September 29, 1996


Note 1:  Basis of Financial Statement Presentation.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 28, 1997 and the statements of income and cash flows for the nine months ended September 28, 1997. The results of operations for the nine months ended September 28, 1997 are not necessarily indicative of the operating results expected for the fiscal year ended December 28, 1997. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 29, 1996.

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


                              RESULTS OF OPERATIONS
                                   (UNAUDITED)


                                       Three Months Ended       Nine Months Ended
                                      Sept. 28,   Sept. 29,   Sept. 28,   Sept. 29,
                                         1997       1996         1997        1996
                                       -------     -------     -------     -------


Sales                                    100.0%      100.0%      100.0%      100.0%
                                       -------     -------     -------     -------
Cost of sales:
     Cost of goods sold                   28.7        28.5        28.7        28.4
     Labor                                34.6        34.4        34.4        34.5
     Restaurant operating expense         17.7        16.5        17.2        16.7
     Restaurant depreciation               3.3         3.4         3.3         3.3
                                       -------     -------     -------     -------
                                          84.3        82.8        83.6        82.9
                                       -------     -------     -------     -------
    Restaurant operating income           15.7        17.2        16.4        17.1
                                       -------     -------     -------     -------

Other expenses (income):
     General and administrative            6.1         6.4         6.0         6.3
     Net interest expense                  1.4         0.7         1.2         1.4
                                       -------     -------     -------     -------
                                           7.5         7.1         7.2         7.7
                                       -------     -------     -------     -------

Income before income taxes                 8.2        10.1         9.2         9.4
Provision for income taxes                 2.8         3.7         3.2         3.4
                                       -------     -------     -------     -------
Net income                                 5.4%        6.4%        6.0%        6.0%
                                       =======     =======     =======     =======

         Sales for the third quarter of fiscal 1997 increased 17% to $34,167,000 compared to sales of $29,183,000 for the third quarter of fiscal 1996. For the first nine months sales increased 22% to $99,895,000 compared to sales of $81,587,000 last year. The increases for both the third quarter and the first nine months are due primarily to the opening of new Restaurants. Third quarter same store sales (which excludes 19 of 56 units open at the end of the quarter) were down 1.6% compared to the prior year. Three stores in our same store sales base were impacted by new Cooker Restaurants opened during the prior year. These three stores account for 75% of the same store sales decline. The Florida stores, which were down 4% in the second quarter, were above the prior year during the third quarter.

         The third quarter and the first nine months cost of goods sold as a percentage of the sales were up 20 to 30 basis points respectively from the same period last year to 28.7%. These increases were the result of continued higher preference for the new combination platters introduced last year. These new dinners have a higher cost as a percentage of sales, however, because their prices are above average price, the margin in dollars is better than average. Actual ingredient costs were fairly stable throughout the quarter.

         Labor cost as a percentage of sales for the third quarter increased to 34.6% from 34.5% last year. The increase as a percentage of sales is the result of reduced efficiencies at the lower average unit sales. Actual dollar cost per store was down 6%. Year to date labor costs of 34.4% was 10 basis points less than last year.

         Restaurant operating expense for the third quarter increased to 17.7% of sales from 16.5% of sales last year. For the first nine months these expenses at 17.2% were 50 basis points above last year. On a dollar cost per store basis, store operating expenses were 1% below last year for both the third quarter and the first nine months. Repair expenses are the only major expense categories showing increases over the prior year.

         General and administrative expenses for the quarter of 6.1% of sales was 30 basis points less than last year; the first nine months expense of 6.0% was 30 basis points lower than last year. This reduction in expense as a percentage of sales is primarily the result of the additional sales this year from stores opened during the prior twelve months. Actual dollar expense for the quarter was 11% higher than last year and 16% higher for the first nine months. Virtually all of the increased expense in the third quarter was due to higher salaries/training/relocation expenses for manager trainees. Major factors in the year to date expense increase ($843,000) were higher pre-opening expense amortization ($437,000) as well as salary, training and relocation expenses of manager trainees ($498,000).

         Net interest expense for the third quarter of $485,000 was $270,000 more than last year. Net interest expense for the nine months of $1,160,000 was $25,000 more than last year. The increase in net interest expense is the result of increased borrowings on the Company's line of credit to fund construction of new units.

         The provision for income taxes as a percentage of income before taxes declined to 34.5% from 36.0% last year. The decline in the provision as a percentage of sales resulted from two different prior year state income tax refunds as well as an overall reduction in effective tax rate resulting from a change in the internal organization of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements arise from the development and opening of new Restaurants. The Company's primary sources of working capital are cash flow from operations, borrowings under the Company's revolving/term loan (the "Credit Agreement") and the sale of equity securities. The Company's cash flow from operations were $9,495,000, $12,644,000 and $7,652,000 for 1995,
1996 and the nine months ended September 28, 1997, respectively. The Credit Agreement provides for a $33,000,000 line of credit and, as of September 28, 1997, the Company had outstanding borrowings of $21,692,000 under the Credit Agreement. On May 13, 1996, the Company completed a public offering of 2,875,000 Common Shares (the "Offering") and received net proceeds of $37,442,000. The Company used $28.5 million of the net proceeds from the Offering to reduce outstanding borrowings under the Credit Agreement. The remainder was invested in short term treasuries and was used to fund the development of new Restaurants and for general corporate purposes. The Company's right to increase its borrowings under the Credit Agreement expires at the end of the fourth quarter. The Company is currently seeking to extend those rights and increase the amount that can be borrowed under the Credit Agreement. Management believes that the Company will be able to extend its rights under the Credit Agreement and increase the amount that it can borrow under the Credit Agreement. However, there can be no assurance that the Company will be able to extend its rights or increase the amount that it can borrow under the Credit Agreement or that it will be able to do so in an amount and on terms which allow the Company to proceed with its expansion plans.

         Capital expenditures were $17,200,000, $34,997,000 and $24,017,000 for
1995, 1996 and the nine months ended September 28, 1997, respectively. The Company has opened nine Restaurants in the first nine months of 1997, and intends to open four additional Restaurants in the remainder of 1997 and 14 to 16 Restaurants in 1998. The Company believes that cash flow from operations and borrowings from the Credit Agreement will be sufficient to fund the planned expansion as well as the ongoing maintenance and remodeling of existing Restaurants through 1998. However, there can be no assurance that the Company will be able to extend its rights and increase the amount that it may borrow under the Credit Agreement on terms and in an amount adequate to proceed with the Company's expansion plan, or at all. If the Company is unsuccessful in its attempt to extend its rights and increase the amount that it can borrow under the Credit Agreement, the Company's expansion plans will be curtailed. The Company's ability to expand will depend on a number of factors, including the selection and availability of suitable locations, hiring and training sufficiently skilled management and personnel, adequate financing, construction or acquiring Restaurants at a reasonable cost and other factors, some of which are beyond the control of the Company. While the Company has in the past successfully opened new Restaurants, there can be no assurance that the Company will be able to continue to open new Restaurants or that, if opened, those Restaurants can be operated profitably.

         In 1992, the Company issued Convertible Debentures in the principal amount of $23,000,000 in a public offering. Under the terms of the Indenture pursuant to which the Convertible Debentures were issued, the Company is required to redeem up to $1,150,000 principal amount on November 1 of each year if timely request is made by holders. In 1995 and 1996, the Company redeemed $1,150,000 and $1,150,000, respectively, of the Convertible Debentures as a result of requests by holders. The Company will redeem an additional $1,150,000 in the fourth quarter of 1997. In addition, the Company is required to redeem up to $25,000 per deceased holder during each fiscal year. In 1995, 1996 and nine months ended September 28, 1997, the Company redeemed $30,000, $207,000 and $48,000, respectively, of the Convertible Debentures by reason of the death of holders. In 1994, the Company purchased $2,500,000 principal amount of the Convertible Debentures on the open market at a market price of $1,618,000, in 1995 purchased $250,000 principal amount at the market price of $222,000 and in the first quarter of 1996, purchased $400,000 principal amount at a market price of $363,000. All of the redemptions and purchases of Convertible Debentures during 1994, 1995 and 1996 were made with funds obtained from loans under the Credit Agreement.

         In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder, the Chairman of the Board, which was secured by a pledge of 570,000 Common Shares owned by the Chairman. In the first quarter of 1997, the loan was acquired by The Chase Manhattan Bank of New York. The loan has a term of one year, bears interest at the Bank's prime rate or LIBOR plus 2%, continues to be secured by 570,000 Common Shares of the Company and is guaranteed by the Company in the principal amount up to $6,250,000 including capitalized interest. Mr. Seelbinder also agreed to apply his share of the net proceeds of the sale of his residence, in excess of the mortgage thereon, to reduce the principal and interest outstanding on the indebtedness and did so in April, 1997. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the loan prior to calling on the Company for its guaranty. On March 4, 1997, Mr. Seelbinder exercised options to purchase 100,000 Common Shares, sold the shares in a block transaction through a broker at $11.50 per share, the then current trading price on the New York Stock Exchange, and the Company purchased 100,000 Common Shares in a block transaction through the same broker at the same time. The transaction was approved by the Board of Directors in advance. The gain on the transaction is taxable to Mr. Seelbinder and deductible by the Company. $438,000 of the proceeds of this transaction after payment of the option exercise price and withholding taxes were used to reduce the principal of the guaranteed loan. At November 11, 1997, the amount of the loan including capitalized and accrued interest $5,158,819 and the undiscounted fair market value of the pledged shares was approximately $5,557,500. The loan is scheduled to mature in the first quarter of 1998. The guaranty secures the loan until it is repaid or refinanced without a guaranty. The Company expects that the Chairman will repay or refinance the loan before its presently scheduled maturity. If the loan is not so repaid or refinanced, the Company would fund any obligation it incurs under the terms of its guaranty from additional borrowings under its Credit Agreement. The Company does not believe that it will be required to make any material payment under the guaranty in 1997; however, there can be no assurance that the loan will be repaid or refinanced on terms that will not result in continuing the guaranty or in a material payment. Mr. Seelbinder paid a guaranty fee of 1/4 percent of the principal amount of the loan to the Company at the time the loan was guaranteed and will also pay such fee on each anniversary of the guaranty as long as it is outstanding.

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

27.      FINANCIAL DATE SCHEDULE

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).

(b)      REPORTS ON FORM 8-K.

No report on Form 8-K was filed by Registrant during the fiscal quarter ended September 29, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            COOKER RESTAURANT CORPORATION
                            (The "Registrant")
Date: October 11, 1997

                            By: /s/ G. Arthur Seelbinder
                                -------------------------------------------
                                G. Arthur Seelbinder
                                Chairman of the Board, Chief Executive Officer, and Director
                                (principal executive officer)



                            By: /s/ David C. Sevig
                                -------------------------------------------
                                David C. Sevig
                                Vice President - Chief Financial Officer
                                (principal financial and accounting officer)

--------------------------------------------------------------------------------








                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549







                          COOKER RESTAURANT CORPORATION







                           FORM 10-Q QUARTERLY REPORT


                          FOR THE FISCAL QUARTER ENDED:

                               SEPTEMBER 28, 1997






                                    EXHIBITS












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