Form 10-K/A
period 1996-12-29
COOKER RESTAURANT CORP /OH/
filed 1998-03-06
CIK 832412

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

                               AMENDMENT NUMBER 2
                                       TO

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

         Amendment Number 1 to Annual Report on Form 10-K for the fiscal year ended December 29, 1996 ("Amendment 1") was filed by the Registrant in order to file a revised Independent Auditors' Report (the "Report") of KPMG Peat Marwick LLP ("KPMG") to replace the independent auditors' report which was originally filed in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 ("1996 Form 10-K") and to file KPMG's Consent. The independent auditors' report in the 1996 Form 10-K covered only the Financial Statements for the fiscal year ended December 29, 1996. The Report filed as part of Amendment Number 1 covered the Financial Statements for the three fiscal years ended December 29, 1996. The report of Price Waterhouse LLP, the Registrant's predecessor accountants, on the Financial Statements for the fiscal years ended January 1, 1995 and December 31, 1995 was unavailable at the time the Registrant filed the 1996 Form 10-K and was omitted from the 1996 Form 10-K pursuant to Rule 12b-25(e)(1). There are no changes to the Financial Statements for the three fiscal years ended December 29, 1996 which were filed as part of the 1996 Form 10-K. This Amendment Number 2 to the 1996 Form 10-K is being filed by the Registrant to file the Report and the Financial Statements in the same amendment in accordance with Rule 12b-15 of the Exchange Act of 1934.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)  DOCUMENTS FILED AS PART OF THIS FORM 10-K.

(1)     FINANCIAL STATEMENTS:

Independent Auditors' Report (filed herewith)

Balance Sheet as of December 29, 1996 and December 31, 1995 (filed herewith)

Statement of Income for the Fiscal Years Ended December 29, 1996, December 31, 1995 and January 1, 1995 (filed herewith)

Statement of Changes in Shareholders' Equity for the Fiscal Years Ended December 29, 1996, December 31, 1995 and January 1, 1995 (filed herewith)

Statement of Cash Flows for the Fiscal Years Ended December 29, 1996, December 31, 1995, and January 1, 1995 (filed herewith)

Notes to Financial Statements for the Fiscal Years Ended December 29, 1996, December 31, 1995, and January 1, 1995 (filed herewith)

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

Dated:  March 2, 1998

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 1998.

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

                               AMENDMENT NUMBER 2

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

                          COOKER RESTAURANT CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----

Independent Auditors' Report............................................................................   F-2

Balance Sheet as of December 29, 1996 and December 31, 1995.............................................   F-3

Statement of Income for the fiscal years ended December 29, 1996,  December 31, 1995,
          and January 1, 1995...........................................................................   F-4

Statement of Changes in Shareholders' Equity for the fiscal years ended December 29, 1996,
          December 31, 1995 and January 1, 1995.........................................................   F-5

Statement of Cash Flows for the fiscal years ended December 29, 1996, December 31, 1995
          and January 1, 1995...........................................................................   F-6

Notes to Financial Statements...........................................................................   F-7


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

                               AMENDMENT NUMBER 2

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

Page 33 in manually signed original.

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