Form 10-K405
period 1997-12-28
COOKER RESTAURANT CORP /OH/
filed 1998-03-30
CIK 832412

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              ---------------------
                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 28, 1997

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________________

                         Commission file number: 1-13044

                          COOKER RESTAURANT CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               OHIO                                       62-1292102
-----------------------------------            ---------------------------------
   (State or Other Jurisdiction                        (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)

5500 Village Boulevard, West Palm Beach, Florida              33407
-------------------------------------------------   ----------------------------
   (Address of Principal Executive Offices)                 (Zip Code)


Registrant's telephone number, including area code: (561) 615-6000 Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                    Name of Exchange on Which Registered
    -------------------                    ------------------------------------
Common Shares, without par value              The New York Stock Exchange
-------------------------------------------------------------------------------
Rights to Purchase Class A Junior             Trades with the Common Shares
Participating Preferred Shares,
without par value
-------------------------------------------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:
               6-3/4% Convertible Subordinated Debentures Due 2002
-------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes |X|      No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of Common Shares held by non-affiliates of the registrant on March 12, 1998 was $75,860,000.

     The number of Common Shares outstanding on March 12, 1998 was 10,023,000.

     The following documents have been incorporated by reference into this Form 10-K:

             Document                                  Part of Form 10-K
             --------                                  -----------------
The Registrant's definitive Proxy Statement for
its 1998 Annual Meeting of Shareholders                     Part III

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     At March 29, 1998 the Registrant owned and operated 62 full-service "Cooker(sm)" restaurants (the "Restaurants") in Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Tennessee and Virginia. Restaurants average approximately 7,900 square feet and 255 seats, and are designed to provide traditional and comfortable dining experiences rather than a theme atmosphere or menu. The Registrant provides an attractive value to customers by offering a moderately-priced, full menu of high quality food served in generous portions. The menu includes appetizers, soups, salads, chicken, fish, beef and pasta entrees, sandwiches, burgers and desserts, most of which are created from original recipes and prepared from scratch using fresh ingredients. Entree selections generally range in price from $4.49 to $14.99 and, in 1997, the average check per person was approximately $10.97. The Registrant is committed to providing prompt, friendly and efficient customer service as reflected by its "100% Satisfaction Guarantee" policy and by its having what the Registrant believes is a higher ratio of service personnel to customers and a greater number of managers per Restaurant than many of its competitors.

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

MENU

     Cooker provides an attractive value to customers by offering a moderately-priced, full menu of high quality food and beverage items served in generous portions. The menu features 66 dishes including appetizers, soups, salads, chicken, fish, beef and pasta entrees, sandwiches, burgers and desserts. Most of the items on the menu are created from original recipes and prepared from scratch using fresh ingredients, which the Registrant believes results in more flavorful food. Lunch and dinner entrees generally range in price from $4.49 to $14.99 and in 1997 lunch accounted for approximately 40% of sales. The average check per person in 1997 was approximately $10.97. Each Restaurant offers alcoholic beverages including liquor, wine and beer, which constituted approximately 10.5% of sales in 1997. The Registrant re-evaluates its menu in June and December of each year, and the least popular items from each category are removed from the menu and replaced with new items created by the Registrant's culinary team. Each menu item and recipe is researched and tested in the Registrant's test kitchen and in the Restaurants to ensure customer acceptance.

DESIGN

     The Restaurants are designed to be comfortable and functional, with a decor that includes materials such as mahogany, slate, marble and tile. The average Restaurant is approximately 7,900 square feet (of which approximately 40% is devoted to kitchen and services areas) with seating for approximately 255 customers. Most of the Restaurants opened in 1997 have in excess of 8,000 square feet and seat approximately 260 customers. The majority of the seating is in booths, which enhances customer privacy and comfort. Each Restaurant also has a separate bar area which has stool and booth seating. The Registrant believes that the typical Restaurant kitchen is comparatively large by industry standards and is designed for quality and speed of food preparation. These kitchens permit the Registrant to be flexible in the types of food items which can be prepared and to adapt to changing customer tastes and preferences.

DEVELOPMENT AND EXPANSION

     The Registrant is an Ohio corporation which was the surviving corporation of the merger of affiliated corporations in 1988. At that time the Registrant operated six restaurants. By 1990, the Registrant increased its total number of units to 10. The following table sets forth the Registrant's unit growth since 1990:

YEAR                                1990        1991        1992       1993        1994        1995       1996      1997

RESTAURANTS OPEN AT
START OF YEAR                         10          12          15         20          29          35         37        47
RESTAURANTS OPENED
DURING YEAR                            2           3           5          9           6           3*        11*       13

-------------------

* The Registrant closed one Restaurant in Florence, Kentucky in 1995 and one in Palm Harbor, Florida in 1996. Both locations have been leased to third parties.

     The Registrant opened 13 Restaurants in 1997 and has opened 2 Restaurants to date in 1998.

     The Registrant intends to open an additional 6 Restaurants in 1998 which would result in the Registrant opening a total of 8 new Restaurants in 1998. The Registrant had previously planned to open a total of 12 Restaurants in 1998 but, in January, 1998, after reviewing the results of 1997 including lower earnings per share in 1997 as compared to 1996 and a consequent decline in Common Share prices, the Board of Directors determined to delay the opening of 4 Restaurants in order to allow senior management to focus their efforts on rebuilding average unit volumes and shareholder value. A majority of potential future locations for openings in 1998 are either under construction or negotiations for those locations are currently in progress. The Registrant anticipates that cash on hand along with funds generated from operations and bank borrowings will be sufficient to finance these Restaurants. Further expansion will be dependent on, among other things, the Registrant's future operations, the availability of capital, desirable site locations, the ability to attract qualified employees, securing appropriate local government approvals, and future economic conditions. The Registrant has no definite commitments to develop Restaurants after 1998 and there can be no assurance that the Registrant will be able to locate and acquire suitable sites for expansion. There can be no assurance that the Registrant will be able to open the number of Restaurants planned to be opened by it or that such Restaurants will be opened on schedule.

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

RESTAURANT OPERATIONS

     Management and Employees. The Registrant currently has 11 regional managers who are each responsible for supervising between 4 and 7 Restaurants and continuing the development of their management teams. Through regular visits to the Restaurants, the regional managers ensure that the Registrant's concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations. Each of the Restaurants typically has one general manager, one assistant general manager, one kitchen manager and between two and four assistant managers. The general manager of each Restaurant has primary responsibility for the day-to-day operations of the entire Restaurant and is responsible for maintaining the standards of quality and performance established by the Registrant. The average number of management employees in each restaurant is 5.5 and the average number of hourly employees in each Restaurant is approximately 85. Management believes that its success is in part attributable to its high level of service and interaction between its employees and guests.

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

     Training and Development. The Registrant hires its personnel only after extensive interviews, and seeks to recruit employees who share the Registrant's commitment to high standards of customer service. Each new non-management employee is initially trained for a minimum of 7 to 10 days or longer if hired for a new Restaurant. Regardless of their background, new management personnel undergo 90 to 120 days of training that includes gaining exposure to all areas of Restaurant operations and attending training classes at the Registrant's headquarters. The Registrant encourages a sense of personal commitment from its employees at every level by providing extensive training, employee development and competitive compensation. Management believes its personnel policies result in a low rate of employee turnover.

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

     Advertising and Marketing. The Registrant relies primarily on "word of mouth" advertising to attract customers to its Restaurants. Management believes the "100% Satisfaction Guarantee," made-from-scratch menu items and focus on high-quality service generates a high level of repeat customers and new customer visits. The Registrant did test the use of radio advertising in three markets during 1997. The Registrant will continue testing radio advertising in 1998; however, the Registrant will continue to have the primary focus of its limited advertising expenses on local promotions and public relations efforts.

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

EMPLOYEES

     At March 29, 1998, the Registrant had approximately 5,527 employees, of which approximately 5,100 were Restaurant employees, approximately 395 were Restaurant management personnel, and approximately 32 were corporate staff personnel. None of the Registrant's employees is represented by a labor union or a collective bargaining unit. The Registrant considers relations with its employees to be satisfactory.

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

ITEM 2. PROPERTIES.

     At March 29, 1998, the Registrant operated 62 Restaurants in the following locations:

METROPOLITAN AREA                                      LOCATION
-----------------                                      --------

FLORIDA
  Ft. Myers-Cape Coral............................................Ft. Myers
  Gainesville...................................................Gainesville
  Melbourne-Titusville-Palm Bay...................................Melbourne
  Orlando.................................................Altamonte Springs
  Orlando.....................................................East Colonial
  Tampa-St. Petersburg-Clearwater...............................Busch Blvd.
  West Palm Beach.............................................Boynton Beach


GEORGIA
  Atlanta........................................................Alpharetta
  Atlanta..........................................................Gwinnett
  Atlanta..........................................................Kennesaw
  Atlanta..........................................................Wildwood
  Augusta...........................................................Augusta


INDIANA
  Evansville.....................................................Evansville
  Indianapolis.....................................................Keystone
  Indianapolis..................................................Willow Lake


KENTUCKY
  Lexington.......................................................Lexington
  Louisville..............................................Hurstbourne Plaza


MARYLAND
  Washington, D.C. ................................................Bethesda


MICHIGAN
  Detroit.........................................................Ann Arbor
  Detroit......................................................Auburn Hills
  Detroit............................................................Canton
  Detroit...........................................................Livonia
  Detroit..............................................................Novi
  Detroit..................................................Sterling Heights
  Detroit..............................................................Troy
  Grand Rapids.................................................Grand Rapids
  Flint-Saginaw.....................................................Saginaw





METROPOLITAN AREA                              LOCATION
-----------------                              --------

NORTH CAROLINA
  Raleigh-Durham-Chapel Hill........................................Raleigh

OHIO
  Cincinnati......................................................Beechmont
  Cincinnati................................................Governor's Hill
  Cincinnati ...................................................Paxton Road
  Cincinnati.....................................................Springdale
  Cleveland........................................................Rockside
  Cleveland.......................................................Beachwood
  Cleveland..................................................Cuyahoga Falls
  Cleveland..........................................................Mentor
  Cleveland........................................................Westlake
  Cleveland...........................................................Solon
  Columbus......................................................Bethel Road
  Columbus.................................................Cleveland Avenue
  Columbus.................................................East Main Street
  Columbus....................................................Hamilton Road
  Columbus......................................................Lane Avenue
  Columbus.......................................................Morse Road
  Columbus................................................North High Street
  Dayton.......................................................Beaver Creek
  Dayton.............................................Miamisburg-Centerville
  Dayton...........................................................Vandalia
  Toledo.............................................................Toledo
  Toledo...........................................................Sylvania
  Youngstown..............................................Boardman Township

TENNESSEE
  Chattanooga...................................................Chattanooga
  Johnson City.................................................Johnson City
  Memphis...........................................................Memphis
  Memphis....................................................Regalia Center
  Nashville.......................................................Hermitage
  Nashville....................................................Murfreesboro
  Nashville.........................................................Parkway
  Nashville.......................................................Rivergate
  Nashville........................................................West End

VIRGINIA
  Norfolk........................................................Chesapeake
  Washington, D.C. .................................................Fairfax

     The Registrant leases 19 Restaurants from unaffiliated lessors with terms ranging from 15 to 40 years, that include options to extend such leases exercisable by the Registrant. See Note 13a to the Financial Statements for information relating to the lease commitments. The Registrant owns the remaining Restaurants, 6 of which are subject to a mortgage granted to the First Union National Bank of Tennessee.

     The Registrant owns a 32,000 square foot office building in West Palm Beach, Florida where its executive offices are located. Currently the Registrant leases 50 percent of that facility to an unaffiliated lessee. The lease term runs through May, 2003. The Registrant closed a restaurant in Florence, Kentucky in 1995 and a restaurant in Palm Harbor, Florida in 1996 and is currently leasing the sites to unaffiliated third parties.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below is information regarding the executive officers of the Registrant as of December 28, 1997:

     G. ARTHUR SEELBINDER, age 54, is a founder of the Registrant. He has been Chairman of the Board, Chief Executive Officer and a director of the Registrant since 1986 and served as President from September 1989 until December 1994. He was Chairman of the Board of Cooker Corporation (a predecessor of the Registrant) from 1984 until 1988 when it was merged into the Registrant. Mr. Seelbinder is also a director and the President of Financial Land Corporation, a real estate holding company. Mr. Seelbinder was a general partner in a single-asset real estate limited partnership that owned and managed an office building in central Ohio. As part of the foreclosure process, a state court appointed a receiver to take over the property owned by the Partnership in December, 1994. The Partnership filed a Chapter 11 petition in the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division, in December, 1995. The Bankruptcy Court dismissed the case in December, 1996.

     PHILLIP L. PRITCHARD, age 48, has been a director of the Registrant since 1994 and has served as the President and Chief Operating Officer of the Registrant since December 1994. Prior to joining the Registrant, Mr. Pritchard spent 22 years with GMRI. Most recently, Mr. Pritchard served as Executive Vice President, Operations for GMRI's Red Lobster restaurants from 1986 through 1992 and Executive Vice President, Operations for GMRI's China Coast restaurants from 1992 to 1993. He has an MBA degree from Rollins College Graduate School of Business Administration.

     DAVID C. SEVIG, age 54, has been Vice President - Chief Financial Officer of the Registrant since June 1995. Prior to joining the Registrant, Mr. Sevig was with GMRI from 1967 through 1994 where he served as Vice President Controller of international restaurants for six years and Vice President - Controller of Red Lobster restaurants for 10 years before that. From May 1994 through May 1995, he was with Blockbuster Entertainment developing the Block Party entertainment concept.

     GLENN W. COCKBURN, age 42, is a founder of the Registrant. He has been a director of the Registrant since 1989. In 1991, he was elected Senior Vice President - Operations of the Registrant. He was Vice President - Food Services of the Registrant from 1988 to 1991 and was Vice President of Food Operations of Cooker Corporation from 1986 to 1988 when it was merged into the Registrant. He is a graduate of the Culinary Institute of America in Hyde Park, New York.

     MARGARET A. EPPERSON, age 52, has been Secretary and Treasurer of the Registrant since 1986.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Common Shares are traded on the New York Stock Exchange ("NYSE") under the symbol "CGR". The prices set forth below reflect high and low sale prices for Common Shares in each of the quarters of 1996 and 1997 as reported by the NYSE.


          1997                   HIGH                    LOW
     1st Quarter               $12-1/8                 $10-1/8
     2nd Quarter               $11-1/2                 $9-1/8
     3rd Quarter               $11-3/16                $9-3/4
     4th Quarter               $10-7/8                 $9-1/2


         1996                   HIGH                   LOW
     1st Quarter               $14                     $11
     2nd Quarter               $15-1/4                 $12-1/8
     3rd Quarter               $13-3/8                 $10-3/8
     4th Quarter               $12-1/2                 $10-1/4

     On March 12, 1998, the Registrant had approximately 2,100 shareholders of record.

     The Registrant declared and paid an annual cash dividend of $.07 per Common Share for fiscal 1997 and of $.07 per Common Share for fiscal 1996, in each case, in February of the following year. Under the Registrant's bank revolving credit/term loan agreement, dividends may be declared in any fiscal year during which the Registrant's net income for that year exceeds $2,000,000 and such dividends, together with all other dividends paid within such fiscal year, do not exceed 15% of the Registrant's net income for the previous fiscal year.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data presented below should be read in conjunction with the Company's Consolidated Financial Statements, the related notes and audit report, which refers to a change in accounting for preoperational costs, and Management's Discussion and Analysis of Financial Condition and results of Operations included elsewhere in this filing. The selected financial data for 1997 through 1994 have been derived from the financial statements audited by KPMG Peat Marwick LLP, the Company's independent accountants, and for 1993 have been derived from the financial statements audited by another firm of independent accountants.

                                                                    (in thousands, except per share data)
                                                                                  FISCAL YEAR (d)
                                                       ----------------------------------------------------------------------------
                                                         1997              1996              1995             1994            1993
                                                       ----------------------------------------------------------------------------
Sales                                                  135,458            110,273           91,678           84,169          66,688
Income before cumulative effect of a change in
   accounting principle and extraordinary item           6,452              6,732            4,432            2,481           3,494
      Cumulative effect of accounting change,
         net of tax (a)                                    496                 --               --               --              --
     Extraordinary gain, net of tax (b)                     --                 --               --              484              --
Net Income                                               5,956              6,732            4,432            2,965           3,494
                                                    ==========         ==========        =========        =========       =========

Basic earnings per common share (c):
       Income before cumulative effect of change
       in accounting principle and
       extraordinary item                                 0.64               0.75             0.62             0.35            0.46
       Cumulative effect of change in
       accounting for preoperational costs               (0.05)                --               --               --              --
       Extraordinary item                                   --                 --               --             0.07              --
       Net income                                         0.59               0.75             0.62             0.42            0.46
                                                    ==========         ==========        =========        =========       =========

Diluted earnings per common share (c):
       Income before cumulative effect of change in
       accounting principle and extraordinary item        0.63               0.72             0.61             0.34            0.45

       Cumulative effect of change in accounting for
       preoperational costs                              (0.05)                --               --               --              --

       Extraordinary item                                   --                 --               --             0.07              --

       Net income                                         0.58               0.72             0.61             0.41            0.45
                                                    ==========         ==========        =========        =========       =========

       Long-term obligations                            42,917             16,822           35,975           28,600          23,000

       Total assets                                     142,921           114,633           83,181         70,852         66,598
       Dividends per share                                 0.07              0.06             0.05           0.05           0.05
Proforma amounts assuming change in accounting
principle is applied retroactively: (a)(c)
       Net income                                         6,452             6,442            4,667          3,561          2,480
       Earnings per share - basic                          0.64              0.72             0.65           0.50           0.33
       Earnings per share - diluted                        0.63              0.69             0.64           0.49           0.32

(a) Effective December 30, 1996, the Company changed its method of accounting for preoperational costs, costs for employee training and relocation, and supplies incurred in the connection with the opening of a restaurant to expense these costs as incurred (see note 2 to the consolidated financial statements).

(b) The extraordinary gain represents the repurchase of debentures in the principal amount of $2,500,000 financed through funds available under the revolving line of credit.

(c) In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which establishes new guidelines for the calculation of earnings per share. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share have been computed assuming the exercise of stock options, as well as their related income tax effects. Earnings per share for all periods have been restated to reflect the provision of this Statement.

(d) The fiscal years ended on December 28, 1997, December 29, 1996, December 31, 1995, January 1, 1995 and January 2, 1994, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following should be read in conjunction with the Company's Consolidated Financial Statements and the related noted thereto included elsewhere herein.

RESULTS OF OPERATIONS

        The following table sets forth as a percentage of sales certain items appearing in the Registrant's statement of income.

                                                                         FISCAL YEAR (a)
                                                       ----------------------------------------------
                                                           1997             1996             1995
                                                       ----------------------------------------------
Sales                                                        100.0%           100.0%           100.0%
Cost of sales:
     Food and beverages                                       28.6             28.4             28.6
     Labor                                                    34.5             34.5             34.9
     Restaurant operating expenses                            17.5             16.8             16.4
     Restaurant depreciation and amortization                  3.7              3.3              3.4
     General and administrative                                5.5              5.5              6.2
     Preoperational costs                                      1.6              0.9              0.9
     Impairment of long-lived assets                           0.3               --               --
     Interest expense                                          1.3              1.3              2.1
     Loss (gain) on sale of property                          (0.1)              --             (0.3)
     Interest and other income                                (0.1)            (0.2)              --
                                                       ----------------------------------------------
                                                              92.8             90.5             92.2
Income before income taxes and cumulative effect
     of a change in accounting principle                       7.2              9.5              7.8

Provision for income taxes before cumulative
     effect of a change in accounting principle                2.5              3.4              3.0
                                                       -----------      -----------      -----------
Income before cumulative effect of accounting
change in accounting principle                                 4.7              6.1              4.8

Cumulative effect of accounting change for
     preoperational costs, net of tax                          0.4               --               --
                                                       -----------      -----------      -----------
Net Income                                                     4.3              6.1              4.8
                                                       ===========      ===========      ===========

-----------------

(a) The fiscal years ended on December 28, 1997, December 29, 1996 and December 31, 1995, respectively.

FORWARD LOOKING INFORMATION

        Statements contained in the foregoing discussion and elsewhere in this report that are not based on historical fact are considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's present assumptions as to future trends, including economic trends, prevailing interest rates, the availability and cost of raw materials, the availability of the capital resources necessary to complete the Company's expansion plans, government regulations, especially regulations regarding taxes, labor and alcoholic beverages, competition, consumer preferences and similar factors. Changes in these factors could affect the validity of such assumptions and could have a materially adverse effect on the Company's business.


1997 COMPARED WITH 1996

        Sales in 1997 of $135,458,000 were $25,185,000 (22.8%) more than sales in 1996. The increase was primarily due to sales from new restaurants opened during fiscal 1997 and from a full year of operation for restaurants opened during 1996. The 1997 openings included restaurants in: Boynton Beach, Orlando and Tampa, Florida; Evansville, Indiana; Lexington, Kentucky; Detroit, Grand Rapids and Saginaw, Michigan; Cleveland (2) and Cincinnati, Ohio; Chattanooga, Tennessee; and Chesapeake, Virginia. Same store sales for the year were down 1.26% from the prior year.

        The food and beverage costs in 1997 at 28.6% of sales was 20 basis points higher than the previous year. The increase is due to a shift in menu mix to the Combination Platters introduced late in 1996, these entrees have an above average dollar margin, however, their cost as a percent of sales is also higher than average. Other ingredient costs increases were covered by price increases taken during the year.

        Labor cost at 34.5% of sales was unchanged from the previous year. Average hourly wage rate increase were offset by slightly lower hours; the cost of manager compensation per store was unchanged from the prior year due to lower bonuses.

        Restaurant operating expenses at 17.5% was 70 basis points above the prior year. Seventy percent of the increase (i.e. 50 of the 70 basis points) is due to the reduction in average unit sales. Actual dollars spent per store were up less than 1% from the prior year. Depreciation and amortization as a percent of sales increased 40 basis points over last year as a result of lower average unit sales and higher expense levels at new units.

        General and administrative expense of $7,368,000 were 22.4% more than last year. However, as a percent of sales these expenses remained unchanged from the prior year at 5.5% of sales.

        The increase in preoperational expenses of $1,235,000 was due to a change in the method of accounting for preoperational costs effective December 30, 1996. The change is to expense costs as incurred, rather than capitalizing and then amortizing these costs over future periods. Management believes the change is preferable because of recent accounting trends.

        A $472,000 pre-tax impaired asset charge was made in the fourth quarter. This charge relates to two units that have experienced sales declines and corresponding earning declines. The write down represents a reduction of the carrying amounts of the impaired assets to their estimated fair value, as determined by using discounted estimated future cash flows.

        Interest expense remained unchanged from prior year at 1.3% of sales. However, the increased dollar amount is the result of additional borrowings to fund the growth of new units.

        The 1997 provision for income taxes decreased to 34.3% from 36.0% in 1996. The decrease in the overall tax rate is the result of lower state income taxes.

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

        Restaurant depreciation and amortization decreased as a percent of sales from 3.4% in 1995 to 3.3% in 1996.

        General and administrative expenses declined from 6.2% of sales in 1995 to 5.5% in 1996 primarily due to the increased number of Restaurants over which these expenses are spread.

        Interest expense decreased from 2.1% of sales in 1995 to 1.3% of sales in 1996. The decrease is the result of paying off the revolving term loan agreement in mid-May with the proceeds of a public offering of Common Shares.

        The 1996 provision for income taxes before extraordinary items decreased to 36.0% of income before income taxes from 38.1% in 1995. The 1995 provision included a $205,000 provision for the Company's estimate of additional tax liability.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal capital requirements are for working capital, new restaurant openings and improvements to existing restaurants. The majority of the Company's financing for operations, expansion and working capital is provided by internally generated cash flows from operations and borrowings under a revolving term loan agreement, which provides a $33,000,000 line of credit, through January 4, 1999 with maximum quarterly principal payments of $1,650,000 due January 4, 1999 and April 1, 1999 and the remaining outstanding balance due June 30, 1999.

        During 1997, the Company opened thirteen new units. Capital expenditures for these new units and the refurbishing and remodeling of existing units totaled $33,109,000 and were funded by cash flows of $13,702,000 from operations and borrowings under the revolving line of credit. The Company has opened 2 Restaurants to date in 1998. The Company intends to open an additional 6 Restaurants in 1998 for a total of 8 new restaurants. The Company had previously planned to open a total of 12 Restaurants in 1998 but, in January, 1998, after reviewing the results of 1997 including lower earnings per share in 1997 as compared to 1996 and a consequent decline in Common Share prices, the Board of Directors determined to delay the opening of 4 Restaurants in order to allow senior management to focus their efforts on rebuilding average unit volumes and Shareholder value. Total cash expenditures for the 1998 expansion are estimated to be approximately $14.5 million. The Company believes that cash flow from operations together with borrowings from revolving term loan agreement will be sufficient to fund the planned expansion, ongoing maintenance and remoldeling of existing restaurants as well as other working capital requirements. As of March 27, 1998 the Company had borrowed $27,500,000 of the $33,000,000 available under its revolving term loan agreement.

        The Company's operations are subject to factors outside its control. Any one, or combination, of these factors could materially affect the results of the Company's operations. These factors include: (a) Changes in the general economic conditions in the United States, (b) changes in prevailing interest rates, (c) changes in the availability and cost of raw materials, (d) changes in the availability of the capital resources necessary to complete the Company's expansion plans, (e) changes in Federal and State regulations or interpretations of existing legislation, especially concerning taxes, labor and alcoholic beverages, (f) changes in the levels of competition from current competitors and potential new competition, and (g) changes in the levels of consumer spending and customer preferences. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operations, but because of the factors listed above, actual results may differ from those anticipated results described in those forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the registrant will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

        The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risk. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At December 28, 1997, the Company was a party to an interest rate swap agreement with a termination date of September 28, 2001. The agreement entitles the Company to receive from the counterparty (a major bank), the amounts, if any, by which the Company's interest payments on its $27,500,000 line of credit (included in the $33,000,000 line of credit) exceed 6.25 percent through the termination date. No amounts were received by the Company during the year ended December 28, 1997.

        The fair value of the interest swap agreement approximated $(486,000) at December 28, 1997. The fair value is estimated using option pricing models that value the potential for the swaps to become in-the-money (liability) through changes in interest rates during the remaining term of the agreement.

        The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

        In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder, the Chairman of the Board. In January, 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). The loan (the "Loan") from the Bank bears interest at the Bank's prime rate or LIBOR plus 2%, is secured by 570,000 Common Shares and is guaranteed by the Company in the principal amount up to $6,250,000 including capitalized interest. Pursuant to the loan agreement between Mr. Seelbinder and the Bank, any reduction of the principal amount outstanding under the Loan shall not entitle Mr. Seelbinder to the advancement of additional funds under the Loan. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the Loan prior to calling on the Company for its guaranty. The term of the Loan was scheduled to expire in the first quarter of 1998. The term of the Loan has been extended until August 28, 1998. At March 24, 1998, the amount of the Loan outstanding, including capitalized and accrued interest, was approximately $5,330,000 and the undiscounted fair market value of the pledged shares was approximately $5,344,000. The guaranty secures the Loan until it is repaid or refinanced without a guaranty. The Company would fund any obligation it incurs under the terms of its guaranty from additional borrowings under its Credit Agreement. There can be no assurance that the Loan will be repaid or refinanced at August 28, 1998 on terms that will not result in continuing the guaranty or in a material payment. Mr. Seelbinder agreed to pay to the Company a guaranty fee each year that the guaranty remains outstanding beginning on March 9, 1994, the date the Company first issued its guaranty of the loan. The amount of the guaranty fee is 1/4 percent of the outstanding principal amount of the guaranteed loan on the date that the guaranty fee becomes due. Mr. Seelbinder has agreed to use at least one-half of any incentive bonus paid to him by the Company to pay principal and interest on the Loan beginning with any incentive bonus paid for fiscal year 1998. Mr. Seelbinder has also agreed to make payments on the Loan in amounts sufficient to ensure that the Loan balance on January 31, 1999 does not exceed 90 percent of the Loan balance on January 31, 1998.

ACCOUNTING CHANGES

        Effective December 30, 1996, the Company changed its method of accounting for preoperational costs, costs for employee training and relocation and supplies incurred in connection with the opening of a restaurant to expense these costs as incurred. The Company formerly capitalized these costs and amortized them over a one-year period commencing from the date the restaurant was opened. Management believes the change is preferable because of recent accounting trends. The accounting change resulted in a one-time after-tax charge of $496,000 or $.05 per share (diluted) and is presented on the statement of operations as the cumulative effect of a change in accounting for preoperational costs.

YEAR 2000 ISSUE

        The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The majority of the Company's systems are purchased from outside vendors. The Company is currently assessing whether it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. Those installed systems which are not currently able to fully function in the Year 2000, either have new versions which are Year 2000 compliant, or the vendor has committed to a Year 2000 complaint release in sufficient time to allow installation and testing prior to critical cutover dates. The Company has developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000 problem. The plan provides for the conversion efforts to be completed by the end of 1999. Management does not expect the financial impact of making the required system changes to be material to the Company's consolidated financial position, results of operations or cash flows which are being funded through operating cash flows. There can be no assurance that the Company's systems nor the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999.

EARNINGS PER SHARE

        In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which establishes new guidelines for the calculation of earnings per share. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share have been computed assuming the exercise of stock options, as well as their related income tax effects. Earnings per share for all periods have been restated to reflect the provision of this Statement.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 - "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 31, 1997. Management does not anticipate a significant impact of the adoption of SFAS No. 130 on the Company's consolidated financial position, results of operations or cash flows.

        In June 1997, the FASB issued SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management does not anticipate a significant impact of the adoption of SFAS No. 131 on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Registrant, and the related notes, together with the report of KPMG Peat Marwick LLP dated January 30, 1998, are set forth at pages F-1 through F-22 attached hereto.

        The supplementary data of the Registrant is contained in note 16 of the notes to the report of KPMG Peat Marwick LLP set forth at page F-22 attached hereto. Quarterly amounts have been restated to reflect the change in accounting for preoperational costs (see note 2).

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the Registrant's directors is set forth at "ELECTION OF DIRECTORS; Nominees for Election as Directors, Directors Whose Terms Continue Until the 1999 Annual Meeting and Directors Whose Terms Continue Until the 2000 Annual Meeting" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") which information is incorporated herein by reference. Information regarding the Registrant's executive officers is set forth in PART I of this report at "Supplemental Item. Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is set forth at "COMPENSATION OF MANAGEMENT" in the 1998 Proxy Statement which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is set forth at "SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 1998 Proxy Statement which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is set forth at "COMPENSATION OF MANAGEMENT" in the 1998 Proxy Statement which information is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  DOCUMENTS FILED AS PART OF THIS FORM 10-K.

              (1)     CONSOLIDATED FINANCIAL STATEMENTS:

                      Independent Auditors' Report

                      Consolidated Balance Sheet as of December 28, 1997 and December 29, 1996

                      Consolidated Statement of Income for the Fiscal Years Ended December 28, 1997, December 29, 1996 and December 31, 1995

                      Consolidated Statement of Changes in Shareholders' Equity for the Fiscal Years Ended December 28, 1997, December 29, 1996 and December 31, 1995

                      Consolidated Statement of Cash Flows for the Fiscal Years Ended December 28, 1997, December 29, 1996, and December 31, 1995

                      Notes to Consolidated Financial Statements for the Fiscal Years Ended December 28, 1997, December 29, 1996, and December 31, 1995

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

                      4.5. Letter dated October 29, 1992 from the Registrant to First Union National Bank of North Carolina (incorporated by reference to Exhibit 4.5 to the 1992 Form 10-K; Commission File No. 0-16806).

                      4.6. Letter dated October 29, 1992 from National City Bank to the Registrant (incorporated by reference to Exhibit 4.6 to the 1992 Form 10-K; Commission File No. 0-16806).

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

                  10.1.-10.3.  Reserved.

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

                      10.6. Form of Contingent Employment Agreement and schedule of executed Agreements (incorporated by reference to Exhibit 10.5 of the 1995 Form 10-K; Commission File No. 0-16806).*

                      10.7. The Registrant's 1988 Employee Stock Option Plan and 1992 Employee Stock Option Plan, Amended and Restated April 22, 1996, (incorporated by reference to Exhibit 10.2 to the June 1996 Form 10-Q, Commission File No. 0-16806).*

                      10.8. The Registrant's 1988 Directors Stock Option Plan, as amended and restated. (incorporated by reference to Exhibit 10.8 to the Registrant's annual report on Form 10-K for the fiscal year ended December 29, 1996 (the "1996 Form 10-K"); Commission File No. 0-13044).*

                      10.9. The Registrant's 1992 Directors Stock Option Plan, as amended and restated. (incorporated by reference to Exhibit 10.9 to the 1996 Form 10-K; Commission File No. 0-13044).*

                      10.10. The Registrant's 1996 Officers' Stock Option Plan (incorporated by reference to Exhibit 10.10 of the 1995 Form 10-K; Commission File No. 0-16806).*

                      10.11. Reaffirmation and Amendment to Guaranty and Suretyship Agreement between Registrant and NationsBank of Tennessee, N.A. dated July 24, 1995 (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995; Commission File No. 1-13044).

                      10.12. Amended and Restated Guaranty between Registrant and Chase Manhattan Bank dated January 31, 1997 (incorporated by reference to Exhibit 10.12 to the 1996 Form 10-K; Commission File No. 0-13044).

                      10.13. Letter dated February 3, 1997 from G. Arthur Seelbinder to the Registrant (incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K; Commission File No. 0-13044).

                      10.14. Letter dated January 30, 1998 from G. Arthur Seelbinder to the Registrant.

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

                      (18)     LETTER REGARDING CHANGE IN ACCOUNTING PRINCIPLES.

                      18.1     Letter dated March 27, 1998 from KPMG Peat
                               Marwick LLP.

                      (21)     SUBSIDIARIES OF REGISTRANT.

                      21.1     Subsidiaries of Registrant.

                      (23)     CONSENTS OF EXPERTS AND COUNSEL.

                      23.1     Consent of KPMG Peat Marwick LLP.

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

                      (27)     FINANCIAL DATA SCHEDULE.

                      27.1. Financial Data Schedule (submitted electronically for SEC information only).

     (b)      REPORTS ON FORM 8-K.

         No current report on Form 8-K was filed by the Registrant during the fourth quarter of fiscal 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 1998

                              COOKER RESTAURANT CORPORATION
                              (the "Registrant")


                              By: /s/ G. ARTHUR SEELBINDER
                                  ------------------------------
                                  G. Arthur Seelbinder
                                  Chairman of the Board,
                                  Chief Executive Officer and Director
                                  (principal executive officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.

               SIGNATURE                             TITLE


  /s/ G. ARTHUR SEELBINDER          Chairman of the Board, Chief Executive
--------------------------------    Officer and Director (principal executive
G. Arthur Seelbinder                officer)


/s/ PHILLIP L. PRITCHARD *          President, Chief Operating Officer and
--------------------------------    Director
Phillip L. Pritchard


/s/ GLENN W. COCKBURN *             Senior Vice President - Operations and
--------------------------------    Director
Glenn W. Cockburn


/s/ DAVID C. SEVIG *                Vice President - Chief Financial Officer
--------------------------------    (principal financial and accounting officer)
David C. Sevig

/s/ ROBIN V. HOLDERMAN *            Director
--------------------------------
Robin V. Holderman


/s/ DAVID T. KOLLAT *               Director
--------------------------------
David T. Kollat


/s/ DAVID L. HOBSON *               Director
--------------------------------
David L. Hobson


/s/ HENRY R. HILLENMEYER *          Director
--------------------------------
Henry R. Hillenmeyer


/s/ MARGARET T. MONACO *            Director
--------------------------------
Margaret T. Monaco


/s/ HARVEY PALASH *                 Director
--------------------------------
Harvey Palash


* By: /s/ G. ARTHUR SEELBINDER
--------------------------------
G. Arthur Seelbinder
Attorney-in-Fact

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             -----------------------



                          COOKER RESTAURANT CORPORATION


                             -----------------------



                             FORM 10-K ANNUAL REPORT


                           FOR THE FISCAL YEAR ENDED:

                                DECEMBER 28, 1997



                             -----------------------


                        CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------










================================================================================

                         COOKER RESTAURANT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                          Page
                                                                                                          ----

Independent Auditors' Report...............................................................................F-2

Consolidated Balance Sheets as of December 28, 1997 and December 29, 1996..................................F-3

Consolidated Statements of Income for the fiscal years ended December 28, 1997,
     December 29, 1996 and December 31, 1995...............................................................F-4

Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended
     December 28, 1997, December 29, 1996 and December 31, 1995............................................F-5

Consolidated Statements of Cash Flows for the fiscal years ended December 28, 1997,
     December 29, 1996 and December 31, 1995...............................................................F-6

Notes to Consolidated Financial Statements.................................................................F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Cooker Restaurant Corporation:


We have audited the accompanying consolidated balance sheets of Cooker Restaurant Corporation and subsidiaries (the "Company") as of December 28, 1997 and December 29, 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cooker Restaurant Corporation and subsidiaries as of December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 1997 in conformity with generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for preoperational costs in 1997.

                                              KPMG PEAT MARWICK LLP

January 30, 1998
Fort Lauderdale, Florida

                         COOKER RESTAURANT CORPORATION


                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                    December 28, 1997 and December 29, 1996



                                    Assets                          1997              1996
                                    ------                          ----              ----
Current assets:
     Cash and cash equivalents                                    $   4,685            2,009

     Inventory                                                        1,509            1,128
     Land held for sale                                                  55            1,560
     Preoperational costs                                                --              749
     Prepaid expenses and other current assets                        1,057              527
                                                                  ---------         --------
               Total current assets                                   7,306            5,973

Property and equipment, net                                         134,190          107,010
Other assets                                                          1,425            1,650
                                                                  ---------         --------

                                                                  $ 142,921          114,633
                                                                  =========         ========

                     Liabilities and Shareholders' Equity
                     ------------------------------------


     Current liabilities:
     Note payable                                                 $      --            4,613

     Accounts payable                                                 4,668            3,845
     Accrued liabilities                                              6,684            6,030
     Capital lease obligation, current                                  173               --
     Income taxes payable                                                61              991
                                                                  ---------         --------
               Total current liabilities                             11,586           15,479

Long-term debt, excluding current maturities                         42,415           16,822
Capital lease obligation, long-term                                     502               --
Deferred income taxes                                                 1,813              582
Other liabilities                                                       133               --
                                                                  ---------         --------

               Total liabilities                                     56,449           32,883
                                                                  ---------         --------

Shareholders' equity:
     Common share-without par value; authorized, 30,000,000
     shares; issued 10,548,000 and 10,548,000 shares at
     December 28, 1997 and December 29, 1996, respectively           63,039           63,583
     Retained earnings                                               29,570           24,316
     Treasury stock, at cost, 526,000 and 513,000 shares at
     December 28, 1997 and December 29, 1996, respectively           (6,137)          (6,149)
                                                                  ---------         --------

                                                                     86,472           81,750
                                                                  ---------         --------
Commitments and contingencies

                                                                  $ 142,921          114,633
                                                                  =========         ========

See accompanying notes to consolidated financial statements.

                         COOKER RESTAURANT CORPORATION


                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

 Fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995


                                                               1997              1996            1995
                                                               ----              ----            ----

Sales                                                        $ 135,458          110,273          91,678
                                                             ---------         --------         -------

Cost of sales:
   Food and beverage                                            38,762           31,322          26,218
   Labor                                                        46,711           38,074          31,977
   Restaurant operating expenses                                23,662           18,470          15,065
   Restaurant depreciation and amortization                      4,966            3,675           3,134
   General and administrative                                    7,368            6,019           5,655
   Preoperational costs                                          2,184              949             823
   Impairment of long-lived assets                                 472               --              --
   Interest expense                                              1,788            1,408          1, 978
   Loss (gain) on sale of property                                (170)               2            (305)
   Interest and other income                                       (99)            (167)            (30)
                                                             ---------         --------         -------
                                                               125,644           99,752          84,515
                                                             ---------         --------         -------

Income before income taxes and cumulative effect of a
     change in accounting principle                              9,814           10,521           7,163
Provision for income taxes before cumulative effect
     of a change in accounting principle                         3,362            3,789           2,731
                                                             ---------         --------         -------
           Income before cumulative effect of a change in
           accounting principle                                  6,452            6,732           4,432

Cumulative effect of change in accounting for
     preoperational costs (less tax of $253)                       496               --              --
                                                             ---------         --------         -------
           Net income                                        $   5,956            6,732           4,432
                                                             =========         ========         =======

Basic earnings per common share:
     Income before cumulative effect of change in
     accounting principle                                    $    0.64             0.75            0.62
     Cumulative effect of change in accounting
     for preoperational costs                                    (0.05)              --              --
                                                             ---------         --------         -------
          Net income                                         $    0.59             0.75            0.62
                                                             =========         ========         =======

Diluted earnings per common share:
Income before cumulative effect of change
     in accounting principle                                 $    0.63             0.72            0.61
     Cumulative effect of change in accounting
          for preoperational costs                               (0.05)              --              --
                                                             ---------         --------         -------
Net income                                                   $    0.58             0.72            0.61
                                                             =========         ========         =======

Pro forma amounts assuming change in accounting
     principle is applied retroactively:
          Net income                                         $   6,452            6,442           4,667
                                                             =========         ========         =======
          Earnings per share - basic                         $    0.64             0.72            0.65
                                                             =========         ========         =======
          Earnings per share - diluted                       $    0.63             0.69            0.64
                                                             =========         ========         =======


See accompanying notes to consolidated financial statements.

                         COOKER RESTAURANT CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (Dollar and share amounts in thousands)

 Fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995




                                             Common shares                                 Treasury stock
                                       -----------------------         Retained        -----------------------
                                        Shares        Amounts          earnings        Shares          Amounts            Total
                                        ------        -------          --------        ------          -------            -----
Balance, January 1, 1995                 7,651        $ 26,003         $ 13,939            500         $ (6,034)        $ 33,908
   Shares repurchased                       --              --               --             13             (115)            (115)
   Issuance of common shares under
   stock option plans                       12              52               --             --               --               52
   Tax benefits of stock options
        exercised                           --              27               --             --               --               27
   Dividends paid $.05 per share            --              --             (358)            --               --             (358)
   Net income                               --              --            4,432             --               --            4,432
                                        ------        --------         --------         ------         --------         --------

Balance, December 31, 1995               7,663          26,082           18,013            513           (6,149)          37,946
   Issuance of common shares under
   stock option plans                       10              59               --             --               --               59
   Proceeds from secondary offering      2,875          37,442               --             --               --           37,442
   Dividends paid $.06 per share            --              --             (429)            --               --             (429)
   Net income                               --              --            6,732             --               --            6,732
                                        ------        --------         --------         ------         --------         --------
                                        10,548          63,583           24,316            513           (6,149)          81,750
Balance, December 29, 1996
   Shares repurchased                       --              --               --            122           (1,361)          (1,361)
   Issuance of shares under stock
   option plans                             --            (751)              --           (109)           1,373              622
   Tax benefits of stock options
        exercised                           --             207               --             --               --              207
   Dividends paid $.07 per share            --              --             (702)            --               --             (702)
   Net income                               --              --            5,956             --               --            5,956
                                        ------        --------         --------         ------         --------         --------

Balance, December 28, 1997              10,548        $ 63,039           29,570            526           (6,137)          86,472
                                        ======        ========         ========         ======         ========         ========


See accompanying notes to consolidated financial statements.

                         COOKER RESTAURANT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

 Fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995



                                                                    1997             1996            1995
                                                                    ----             ----            ----

Cash flows from operating activities:
Net income                                                        $  5,956           6,732           4,432
     Adjustments to reconcile net income to net cash
          provided by operating activities:
        Cumulative effect of change in accounting principle            496              --              --
        Depreciation and amortization                                5,470           4,026           3,552
        Amortization of preoperational costs                            --             949             823
        Impairment of assets                                           472              --              --
        Deferred income taxes                                        1,484              70            (162)
        (Gain) loss on sale of property                               (170)              2            (305)
        Gain on repurchase of debentures, net of income taxes           --              --             (23)
        (Increase) decrease in:
             Inventory                                                (381)           (214)            (84)
             Preoperational costs                                       --          (1,402)           (444)
             Prepaid expenses and other current assets                (530)            (74)            237
             Other assets                                              225             436            (276)
        Increase (decrease) in:
             Accounts payable                                          823           1,424             460
             Accrued liabilities                                       654             487           1,110
             Income taxes payable                                     (930)            208             175
             Deferred rent                                             133              --              --
                                                                  --------         -------         -------
               Net cash provided by operating activities            13,702          12,644           9,495
                                                                  --------         -------         -------
Cash flows from investing activities:
     Purchases of property and equipment                           (33,109)        (34,997)        (17,200)
     Proceeds from sale of property and equipment                    2,375             532             459
                                                                  --------         -------         -------
               Net cash used in investing activities               (30,734)        (34,465)        (16,741)
                                                                  --------         -------         -------
Cash flows from financing activities:
     Proceeds from note payable                                         --           6,150              --
     Payment on note payable                                        (4,613)         (1,537)             --
     Borrowings under revolving line of credit                      49,199          21,469          23,124
     Repayments under revolving line of credit                     (22,408)        (38,866)        (14,313)
     Redemption of debentures                                       (1,198)         (1,357)         (1,180)
     Repurchase of debentures                                           --            (400)           (893)
     Exercise of stock options                                         829              59              78
     Proceeds from secondary offering                                   --          37,442              --
     Purchases of treasury stock                                    (1,361)             --              --
     Capital lease obligations                                         (38)             --              --
     Dividends paid                                                   (702)           (429)           (358)
                                                                  --------         -------         -------
               Net cash provided by financing activities            19,708          22,531           6,458
                                                                  --------         -------         -------
Net increase (decrease) in cash and cash equivalents                 2,676             710            (788)

Cash and cash equivalents, at beginning of year                      2,009           1,299           2,087
                                                                  --------         -------         -------

Cash and cash equivalents, at end of year                         $  4,685           2,009           1,299
                                                                  ========         =======         =======


See accompanying notes to consolidated financial statements.

                         COOKER RESTAURANT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           December 28, 1997, December 29, 1996 and December 31, 1995



(1)      DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         Cooker Restaurant Corporation and subsidiaries (the "Company") owns and operates 60 restaurants in Tennessee, Ohio, Indiana, Kentucky, Michigan, Florida, Georgia, North Carolina, Virginia and Maryland which have been developed under the Cooker concept.

         (a)    PRINCIPLES OF CONSOLIDATION

                The consolidated financial statements include the financial statements of Cooker Restaurant Corporation and its majority-owned subsidiaries, CGR Management Corporation and Southern Cooker Partnership. All significant intercompany balances and transactions have been eliminated in the consolidation.

         (b)    FISCAL YEAR

                The Company's fiscal year ends on the Sunday closest to December 31 of each year. Fiscal years 1997, 1996 and 1995 consisted of 52 weeks.

         (c)    CASH AND CASH EQUIVALENTS

                The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents of $3,695,732 and $657,590 at December 28, 1997 and December 29, 1996, respectively, consist of overnight repurchase agreements and credit card receivables and short-term investment with a maturity of three months or less. Credit card receivables are considered cash equivalents because of their short collection period. The carrying amount of cash equivalents approximates fair value.

         (d)    INVENTORIES

                Inventories consist primarily of food and beverages and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         (e)    PROPERTY AND EQUIPMENT

                Property and equipment are recorded at cost. Equipment under capital leases are stated at the lower of the present value of the minimum lease payments or the fair value of the leased property. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term.

                         COOKER RESTAURANT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                Maintenance and repairs are charged directly to expense as incurred. When property and equipment are sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and the resulting gains or losses are reported in operations.

                Interest is capitalized primarily in connection with the construction of new restaurants. Capitalized interest is amortized over the estimated useful life of the asset. Interest costs of $445,800 and $618,000 were capitalized in fiscal 1997 and 1996, respectively.

         (f)    DEFERRED FINANCING COSTS

                Deferred financing costs are being amortized on a straight line basis which approximates the effective interest rate implicit in the borrowing transaction. Amortization expense was $130,000, $130,000, and $130,368 for the years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively.

         (g)    PREPAID LEASE

                Prepaid lease represents prepayment of a long-term land lease and is being amortized over the lease term.

         (h)    INCOME TAXES

                The Company accounts for income taxes under the provisions of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, SFAS No. 109 requires adjustment of previously deferred income taxes for changes in tax rates under the liability method.

         (i)    EARNINGS PER SHARE

                In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which establishes new guidelines for the calculation of earnings per share. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share have been computed assuming the excercise of stock options, as well as their related income tax effects. Earnings per share for all prior periods have been restated to reflect the provisions of this Statement.

                         COOKER RESTAURANT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                Basic and diluted share data are as follows (in thousands):


                                                 1997         1996        1995
                                                 ----         ----        ----

Weighted average shares outstanding - basic      10,024       8,980       7,151

Effect of dilutive securities:
  Options                                           263         404         172
                                                 ------       -----       -----

Diluted shares                                   10,287       9,384       7,323
                                                 ======       =====       =====

                Convertible subordinated debentures outstanding as of December 28, 1997 are convertible into 691,710 shares of common stock at $21.5625 per share and due October 2002, were not included in the computation of diluted EPS for each of the years in the three-year period ended December 28, 1997 as the inclusion of the convertible subordinated debentures would be antidilutive.

                Options to purchase 840,215 shares of common stock, at prices ranging from $10.875 to $21.75 per share, were outstanding for the year ended December 28, 1997, but were not included in the computation of diluted EPS because the options' excercise prices were greater than the average market price of the common shares for the year ended December 28, 1997. The options expire between October 2001 and March 2007.

                Options to purchase 95,340 shares of common stock, at prices ranging from $12.875 to $21.75 per share, were outstanding for the year ended December 27, 1996, but were not included in the computation of diluted EPS because the options' excercise prices were greater than the average market price of the common shares for the year ended December 27, 1996. The options expire between April 2002 and April 2006.

         (j)    USE OF ESTIMATES

                The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         (k)    FINANCIAL INSTRUMENTS

                The carrying amount of cash and cash equivalents, accounts payable and other current liabilities, and the revolving line of credit approximates fair value because of the short maturity of these instruments. The fair value of the convertible subordinated debentures is estimated by discounting future cash flows at rates currently offered to the Company for similar types of borrowing arrangements. The carrying amount and fair value of the convertible subordinated debentures is $14,915,000 and $13,573,000, respectively, at December 28, 1997 and $16,113,000 and $14,660,000, respectively, at December 29, 1996.

                         COOKER RESTAURANT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (l) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

                Annually, or more frequently if events or circumstances change, a determination is made by management to ascertain whether property and equipment and other intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, the Company will recognize an impairment loss in an amount necessary to write down the assets to a fair value as determined from expected future discounted cash flows. Based upon its most recent analysis, the Company determined that an impairment write down was necessary for certain locations due to a decline in sales and corresponding trend of increasing operating expenses at certain locations. As a result of this analysis, the Company recognized an impairment write down of $472,000 for two restaurant locations during the fourth quarter ended December 28, 1997.

         (m)    STOCK OPTION PLAN

                Prior to January 1, 1996, the Company accounted for its stock-option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         (n)    RECENT ACCOUNTING PRONOUNCEMENT

                In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 - "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 31, 1997. Management does not anticipate a significant impact of the adoption of SFAS No. 130 on the Company's consolidated financial position, results of operations or cash flows.

                In June 1997, the FASB issued SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management does not anticipate a significant impact of the adoption of SFAS No. 131 on the Company's consolidated financial position, results of operations or cash flows.

                         COOKER RESTAURANT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (O)    RECLASSIFICATIONS

                Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

(2)      PREOPERATIONAL COSTS

         Effective December 30, 1996, the Company changed its method of accounting for preoperational costs, costs for employee training and relocation, and supplies incurred in connection with the opening of a restaurant to expense these costs as incurred. The Company formerly capitalized these costs and amortized them over one year, commencing from the date the restaurant is opened. The expensing method is the preferable method based on recent accounting trends.

         The Company restated 1997 first quarter results to record a pre-tax charge of $749,000 [$496,000 after taxes or $.05 per share (diluted)] as the cumulative effect of the change in accounting for preoperational costs. Quarterly earnings were restated to reflect the cumulative effect charge and the additional current-year expense (see note 16).

(3)      PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consists of the following:

                                                          December 28,       December 29,
                                                            1997                 1996            Useful life
                                                            ----                 ----            -----------
                                                                  (in thousands)

Land                                                      $   36,470             26,997               --
Buildings and leasehold                                                                         20-40 years, or
  improvements                                                84,150             59,244      shorter of lease term
Furniture, fixtures and equipment                             28,486             21,169            5-8 years
Construction in progress                                       6,145             16,916               --
Capital lease                                                    713                 --             4 years
                                                            --------           --------
                                                             155,964            124,326
Less accumulated depreciation and amortization
                                                             (21,774)           (17,316)
                                                            --------           --------

      Property and equipment, net                          $ 134,190            107,010
                                                             =======            =======

         Depreciation and amortization expense of property and equipment approximated $5,470,000, $4,026,000 and $3,552,000 for the years ended December 27, 1997, December 29, 1996, and December 31, 1995, respectively.

                         COOKER RESTAURANT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)      OTHER ASSETS

         Other assets consist of the following:

                                                             December 28,       December 29,
                                                                 1997               1996
                                                                 ----               ----
                                                                      (in thousands)

Deferred financing costs, net of accumulated
    amortization of $833,000 and $703,000                      $  480              $  603
Prepaid lease, net of accumulated amortization
    of $74,000 and $60,000                                        615                 629
Liquor licenses                                                   185                 234
Deposits                                                           89                  58
Other                                                              56                 126
                                                               ------              ------
                                                               $1,425              $1,650
                                                               ======              ======


(5)      ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                       December 28,       December 29,
                                           1997               1996
                                           ----               ----
                                                (in thousands)

Salaries, wages and benefits              $3,394              $3,073
Gift certificates payable                  1,064                 728
Sales tax payable                            651                 738
Property taxes                               194                 214
Insurance                                    604                 743
Other                                        777                 534
                                          ------              ------
                                          $6,684              $6,030
                                          ======              ======

(6)      NOTE PAYABLE

         On September 20, 1996, the Company issued a promissory note to finance the purchase of property in the amount of $6,150,000, payable in four equal installments of $1,537,500 through May 1997, and secured by an irrevocable standby letter of credit. The note was repaid during fiscal 1997.

                         COOKER RESTAURANT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)      LONG-TERM DEBT

         Long-term debt consists of the following:

                                                  December 28,      December 29,
                                                     1997              1996
                                                     ----              ----
                                                         (in thousands)

Convertible subordinated debentures               $  14,915          $  16,113
Revolving line of credit                             27,500                709
                                                     ------            -------
                                                     42,415             16,822
   Less current maturities of long-term debt             --                 --
                                                     ------            -------

   Long-term debt, excluding current maturities   $  42,415          $  16,822
                                                     ======             ======

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

         At the debenture holder's option, the Company is obligated to redeem debentures tendered during the period from August 1 through October 1 of each year, commencing August 1, 1994, at 100 percent of their principal amount plus accrued interest, subject to an annual aggregate maximum (excluding the redemption option on the death of the holder) of $1,150,000. During fiscal years 1997 and 1996, the Company redeemed the annual aggregate maximum amount required by the holder's option. The Company is also required to redeem debentures at 100 percent of their principal plus accrued interest in the event of death of a debenture holder up to a maximum of $25,000 per year per deceased debenture holder. During fiscal years 1997 and 1996, the Company redeemed debentures subject to this provision of $48,000 and $207,000, respectively.

         The Debentures are redeemable at any time on or after October 1, 1994 at the option of the Company, in whole or in part, at declining premiums. In addition, upon the occurrence of certain changes of control of the Company, the Company is obligated to purchase Debentures at the holder's option at par plus accrued interest.

         On December 22, 1995, as amended, the Company entered into a revolving/term loan under an amended and restated loan agreement (the "Agreement") with a bank for borrowings up to $33,000,000 through January 4, 1999, with maximum quarterly principal payments of $1,650,000 due January 4, 1999 and April 1, 1999 and the remaining outstanding balance due June 30, 1999. Borrowings under the Agreement may be used for general working capital purposes and costs incurred in expansion of the restaurant business. The Agreement is secured by certain properties owned by the Company and guaranteed by the subsidiaries.

         The Agreement through May 1998 bears quarterly interest payments at the Company's option of LIBOR plus 1.25 percent up to LIBOR plus 2.00 percent or prime up to prime plus 0.50 percent, based on a financial ratio as defined in the Agreement. Effective May 31, 1997, the Company entered into an interest swap agreement (note 8). Interest on borrowings at December 28, 1997 ranged from 6.25 percent to 6.48 percent.

                         COOKER RESTAURANT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


(8)      DERIVATIVE FINANCIAL INSTRUMENTS

         The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risk.

         Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At December 28, 1997, the Company was a party to an interest rate swap agreement with a termination date of September 28, 2001. The agreement entitles the Company to receive from the counterparty (a major bank), the amounts, if any, by which the Company's interest payments on its $27,500,000 line of credit (included in the $33,000,000 line of credit) exceed 6.25 percent through the termination date. No amounts were received by the Company during the year ended December 28, 1997.

         The fair value of the interest swap agreement approximated $(486,000) at December 28, 1997. The fair value is estimated using option pricing models that value the potential for the swaps to become in-the-money (liability) through changes in interest rates during the remaining term of the agreement.

         The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

(9)      SHAREHOLDERS' EQUITY

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

         In January 1990, the board of directors approved a shareholder rights plan, as amended, which provides that, in the event that a third party purchases 20 percent or more of total outstanding stock of the Company, a dividend distribution of one and one-half rights for each outstanding common share will be made. These rights expire ten years from date of issuance, if not earlier, redeemed by the Company, and entitle the holder to purchase, under certain conditions, preferred shares or common shares of the Company. As of December 28, 1997, approximately 15,183,000 rights were outstanding.

                         COOKER RESTAURANT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In March 1997, the board of directors approved a plan to repurchase 122,000 common shares. Repurchase under this program was completed in March at a cost of approximately $1,361,000. When treasury shares are reissued, any excess of the average acquisition cost of the shares over the proceeds from reissuance is charged to common stock.

(10)     INCOME TAXES

         The components of the provision for income taxes are as follows:

                                             December 28,       December 29,      December 31,
                                                1997                1996               1995
                                                ----                ----               ----
                                                               (in thousands)
Current taxes:
    Federal                                     $ 1,545               2,975               2,412
    State and local                                 333                 744                 481
                                                -------               -----              ------
                                                  1,878               3,719               2,893
Deferred taxes                                    1,484                  70                (162)
                                                -------               -----              ------
Provision before cumulative effect of
   change in accounting principle                 3,362               3,789               2,731

Benefit from cumulative effect of
   change in accounting principle                  (253)                 --                  --
                                                -------               -----              ------

   Provision for income taxes                   $ 3,109               3,789               2,731
                                                =======               =====              ======

         The provision (benefit) for deferred income taxes consists of the following:


                                         December 28,       December 29,
                                            1997                1996
                                            ----                ----
                                                (in thousands)

Accelerated depreciation                   $ 1,466                 14
Impairment of long-lived assets               (179)                --
Preoperational costs                          (253)               121
Accrued health                                  (3)               (14)
Accrued vacation                               (13)               (18)
Provision for asset disposal                    95                (12)
Other accrued expenses                         173                (27)
Other                                          (55)                 6
                                           -------               ----

   Total                                   $ 1,231                 70
                                           =======               ====

                         COOKER RESTAURANT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation of the differences between income taxes calculated at the federal statutory tax rate and the provision for income taxes before extraordinary item is as follows:

                                                 December 28,       December 29,      December 31,
                                                    1997                1996               1995
                                                    ----                ----               ----
                                                                    (in thousands)
Income tax at statutory rates before
   extraordinary item                               34.0%               34.0%               34.0%
State and local income taxes, net
   of federal tax benefit                            4.0%                4.7%                4.4%
Reserve for tax examination                           --                  --                 2.9%
FICA tip tax credit                                 (4.1)%              (4.6)%              (5.2)%
Other nondeductible items                            0.4%                1.9%                2.0%
                                                    ----                ----                ----

                                                    34.3%               36.0%               38.1%
                                                    ====                ====                ====

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                        December 28,       December 29,
                                           1997                1996
                                           ----                ----
                                                (in thousands)

Accelerated depreciation                  $ 2,193                738
Impairment of long-lived assets              (179)                --
Preoperational costs                           --                289
Accrued health                               (115)              (114)
Accrued vacation                             (138)              (126)
Provision for asset disposal                   --                (96)
Other accrued expenses                         71               (104)
Other                                        (19)                (5)
                                           -------               ----

                                          $ 1,813                582
                                          =======               ====

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

(11)     EMPLOYEE STOCK OWNERSHIP PLAN

         In 1989, the Company established an employee stock ownership plan (the "ESOP" or the "Plan"). All employees who have reached the age of 21 years are participants in the Plan. Participants vest in the Plan, based upon a graduated schedule providing 20 percent after three years of service and each year thereafter, with full vesting after seven years.

                         COOKER RESTAURANT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The amount and frequency of contributions to the Plan are at the discretion of the Company. There were no contributions made to the ESOP during fiscal 1996 and 1997. Dividends on shares held by the ESOP are used to reduce the Company's receivable from the ESOP prior to allocation to ESOP participant accounts.

         As of December 28, 1997 and December 29, 1996, the ESOP owns 239,000 and 272,000, respectively, of the Company's common shares, all of which are allocated to eligible participants. In 1997, the Company expressed an intention to terminate the Plan, subject to Plan provisions.

(12)     STOCK OPTION PLANS

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

         In April 1996, the board of directors and shareholders approved the 1996 officer option plan (the "1996 Plan") which provides for the grant of nonqualified options to officers and employee-directors of the Company. The number of shares is limited to fifteen percent of the issued and outstanding shares of common stock, less shares subject to options issued to officers and employee-directors. The recipients of the options granted under the 1996 Plan, the number of shares to be covered by each option, and the exercise price, vesting terms, if any, duration and other terms of each option shall be determined by the committee of the Company's board of directors. Each option permits the holder to purchase one share of common stock of the Company at the stated exercise price up to ten years from the date of grant. The exercise price shall be determined by the committee at the time of grant, but in no event shall the exercise price be less than the fair market value of a share on the date of grant. These options become vested over various periods not to exceed four years from the date of grant or, if there is substantial change in control of the Company, the options become fully vested and exercised. The maximum number of shares granted during any fiscal year by the Company shall be 500,000 to any one officer. The Plan expires April 22, 2006.

                         COOKER RESTAURANT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Changes in the number of shares under the stock option plans are summarized as follows:


                                                                                                    Weighted-average
                                              Options                        Price                   exercise price
                                              -------           -----------------------------        --------------

Balance at January 1, 1995                    894,000           $  4.03        --       21.75            $ 7.63
   Granted                                     65,000              6.75        --       11.00              8.02
   Canceled                                   (17,000)             6.75        --       11.19              8.96
   Exercised                                  (11,000)             4.03        --        7.63              4.64
                                            ---------           -----------------------------            ------

Balance at December 31, 1995                  931,000           $  4.03        --       21.75              7.68
   Granted                                    373,000             11.25        --       13.87             11.77
   Canceled                                   (23,000)             6.75        --       11.62             10.82
   Exercised                                  (10,000)             4.04        --       11.19              5.62
                                            ---------           -----------------------------            ------

Balance at December 29, 1996                1,271,000           $  4.04        --       21.75              8.77
   Granted                                    373,000             10.37        --       11.50             10.97
   Canceled                                   (19,000)             6.75        --       11.62             10.95
   Exercised                                 (109,000)             4.03        --        7.63              5.78
                                            ---------           -----------------------------            ------

Balance at December 28,1997                 1,516,000           $  4.03        --       21.75            $ 9.48
                                            =========           =============================            ======

         The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                     1997            1996            1995
                                                     ----            ----            ----
                                                             (in thousands, except
                                                                  per share data)


Net income:                     As reported          $ 5,956       $ 6,732        $ 4,432
                                Pro forma            $ 5,395       $ 6,413        $ 4,397

Diluted earnings per share:     As reported          $   .58       $   .72        $   .61
                                Pro forma                .54           .71            .61

         Pro forma net income reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 2, 1995 is not considered.

                         COOKER RESTAURANT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $5.04, $5.56 and $3.89, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: dividend yield .61 percent, .49 percent and .65 percent; risk-free interest rates of 6.5 percent, 5.6 percent and 6.67 percent; expected lives of 7 years for all years, and expected volatility of 33 percent, 37 percent and 37 percent, respectively.

         At December 28, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $6.71-$11.85 and
         7.4 years, respectively.

         At December 28, 1997, December 29, 1996 and December 31, 1995, the number of options exercisable was 717,000, 583,000 and 417,000, respectively, and the weighted-average exercise price of those options was $8.50, $7.91 and $7.86, respectively.

(13)     COMMITMENT AND CONTINGENCIES

         (a)    Leases

                The Company leases buildings for certain of its restaurants under long-term operating leases which expire over the next twenty-five years. In addition to the minimum rental for these leases, the Company also pays, in certain instances, additional rent based on a percentage of sales, and its pro rata share of the lessor's direct operating expenditures. Several of the leases provide for option renewal periods and scheduled rent increases. Rental expense totaled $2,022,000, $1,549,000 and $1,378,000, including percentage rent of $231,000, $231,000 and $262,000 for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively.

                         COOKER RESTAURANT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During August 1997, the Company entered into an agreement for the sale and leaseback of the point of sale terminal system and software under a sale/leaseback arrangement. The system was sold for $713,000. The transaction was accounted for as a financing wherein the property with a net book value of $713,000 remained on the books and continues to be depreciated. A finance obligation representing the proceeds was recorded and is reduced based on payments under the lease. The lease has a term of four years and requires annual rental payments of $210,000 in 1998, 1999 and 2000 and $167,000 in 2001.


         Future minimum rental commitments for noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 28, 1997 are as follows:

                                   Capital          Operating
Fiscal year ending                 Leases             Leases
------------------                 ------             ------

   1998                           $210,000         $ 2,258,744
   1999                            210,000           2,290,499
   2000                            210,000           2,282,782
   2001                            167,000           2,305,400
   2002                                 --           2,384,056
Thereafter                              --          22,955,897
                                  --------         ------------

Total minimum lease payments      $797,000         $ 34,477,378
                                                   ============
Less amounts representing
  interest                         122,000
                                  --------
  Present value of net minimum
  lease payments                   675,000
  Less current installments        173,000
                                  --------

Capital lease obligation,
  excluding current installments  $502,000
                                  ========


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

         (d)    RETIREMENT SAVINGS PLAN

                Effective January 1, 1997, the Company established a 401(k) retirement savings plan for the benefit of substantially all employees who have attained the age 21 and worked 1,000 hours. Employees may contribute between 1 to 15 percent of eligible compensation. The Company's discretionary match is based on the Company's performance. The Company's contribution will vest 20 percent per year beginning after the third year. There were no contributions made by the Company in 1997.

                         COOKER RESTAURANT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (e)    LEASE GUARANTEE

                The Company subleased its previous headquarters location and has guaranteed the minimum rent due. At December 28, 1997, the outstanding balance on this guarantee was $172,500.

(14)     SUPPLEMENTAL CASH FLOW INFORMATION

         During 1995, the Company received $115,000 of its common stock from the ESOP for partial repayment of the advances to the ESOP. The common stock received was recorded as treasury stock.

         During fiscal 1995, the Company repurchased $643,000 of debentures, which was included in accounts payable at January 1, 1995, and was paid during fiscal 1995.

         Cash paid for interest for fiscal 1997, 1996 and 1995 was $2,094,000, $2,004,000 and $1,489,000, respectively. Cash paid for taxes for fiscal 1997, 1996 and 1995 was $2,808,000, $3,511,000 and $2,581,000,
         respectively.

(15)     RELATED PARTIES

         In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to the Chairman of the Board. In January, 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). The loan (the "Loan") from the Bank bears interest at the Bank's prime rate or LIBOR plus 2%, is secured by 570,000 common shares and is guaranteed by the Company in the principal amount up to $6,250,000 including capitalized interest. Pursuant to the loan agreement between The Chairman and the Bank, any reduction of the principal amount outstanding under the Loan shall not entitle The Chairman to the advancement of additional funds under the Loan. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the Loan prior to calling on the Company for its guaranty. The term of the Loan was scheduled to expire in the first quarter of 1998. The term of the loan has been extended until August 28, 1998. At December 27, 1997, the amount of the Loan outstanding, including capitalized and accrued interest, was approximately $5.2 million and the undiscounted fair market value of the pledged shares was approximately $5.4 million. The guaranty secures the Loan until it is repaid or refinanced without a guaranty. The Company would fund any obligation it incurs under the terms of its guaranty from additional borrowings under its revolving credit/term loan agreement. There can be no assurance that the Loan will be repaid or refinanced at August 28, 1998 on terms that will not result in continuing the guaranty or in material payment. The Chairman has agreed to pay to the Company a guaranty fee each year that the guaranty remains outstanding beginning on March 9, 1994, the date the Company first issued its guaranty of the loan. The amount of the guaranty fee is 1/4 percent of the outstanding principal amount of the guaranteed loan on the date that the guaranty fee becomes due. The Chairman has agreed to use at least one-half of any incentive bonus paid to him by the Company to pay principal and interest on the Loan beginning with any incentive bonus paid for fiscal year 1998. The Chairman has also agreed to make payments on the Loan in amounts sufficient to ensure that the Loan balance on January 31, 1999 does not exceed 90 percent of the Loan balance on January 31, 1998.

                         COOKER RESTAURANT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly financial data (unaudited) for fiscal year 1997 and 1996 are summarized as follows:

                                                                 First        Second        Third          Fourth
                                                                quarter       quarter      quarter        quarter
                                                                -------       -------      -------        -------
                      1997                                          (in thousands, except per share data)
                      ----

Sales                                                           $32,507        33,221        34,167        35,563
Income before income taxes and cumulative effect (a)              2,907         3,376         2,356         1,175
Cumulative effect of a change in accounting principle
    (net of tax) (a)                                                496            --            --            --
Net income (a)                                                    1,415         2,219         1,548           774(b)
Earnings per share (a):
    Basic                                                       $  0.14          0.22          0.15          0.08
                                                                =======        ======        ======        ======
    Diluted                                                     $  0.14          0.22          0.15          0.08
                                                                =======        ======        ======        ======

                      1996
                      ----
Sales                                                           $25,486        26,919        29,183        28,685
Income before income taxes                                        2,125         2,575         2,934         2,887

Net income                                                        1,360         1,648         1,878         1,846
Earnings per share:
   Basic                                                        $  0.19          0.19          0.19          0.18
                                                                =======        ======        ======        ======
   Diluted                                                      $  0.19          0.18          0.18          0.18
                                                                =======        ======        ======        ======


         Pro forma amounts assuming change in accounting for preoperational costs applied retroactively:


Net income                                                      $ 1,380         1,382         1,914         1,766
Earnings per share:
    Basic                                                       $   .19           .16           .19           .18
Diluted                                                         $   .19           .15           .19           .17


         (a) Quarterly amounts have been restated to reflect the change in accounting for preoperational costs. The additional benefit/charge in each quarter is as follows: first quarter, charge of $1,042,000 ($649,000 after taxes) or $0.06 per share; second quarter, benefit of $134,000 ($94,000 after taxes) or $.01 per share; and third quarter, charge of $447,000 ($287,000 after taxes) or $.03 per share.

         (b) Includes an impairment of long-lived assets charge of $472,000 ($310,000 after taxes).

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             -----------------------



                          COOKER RESTAURANT CORPORATION


                             -----------------------



                             FORM 10-K ANNUAL REPORT


                           FOR THE FISCAL YEAR ENDED:

                                DECEMBER 28, 1997



                             -----------------------


                                    EXHIBITS

                             -----------------------










================================================================================

                                  EXHIBIT INDEX
                                  -------------


     EXHIBIT                                                                             NUMBER OF PAGES             INCORPORATED
      NUMBER                               DESCRIPTION                                IN ORIGINAL DOCUMENT +              BY
                                                                                                                       REFERENCE

       3.1.        Amended and Restated Articles of Incorporation of the
                   Registrant.                                                              13                               *
                                                                                    ------------------
       3.2.        Amended and Restated Code of Regulations of the
                   Registrant.                                                              12                               *
                                                                                    ------------------
       4.1.        See Articles FOURTH, FIFTH and SIXTH of the
                   Amended and Restated Articles of Incorporation of the
                   Registrant (see 3.1 above).                                              13                               *
                                                                                    ------------------
       4.2.        See Articles One, Four, Seven and Eight of the Amended
                   and Restated Code of Regulations of the Registrant (see
                   3.2 above).                                                              12                               *
                                                                                    ------------------
       4.3.        Rights Agreement dated as of February 1, 1990 between
                   the Registrant and National City Bank.                                   65                               *
                                                                                    ------------------
       4.4.        Amendment to Rights Agreement dated as of November
                   1, 1992 between the Registrant and National City Bank.                   1                                *
                                                                                    ------------------
       4.5.        Letter dated October 29, 1992 from the Registrant to First
                   Union National Bank of North Carolina.                                   1                                *
                                                                                    ------------------
       4.6.        Letter dated October 29, 1992 from National City Bank
                   to the Registrant.                                                       1                                *
                                                                                    ------------------
       4.7.        See Section 7.4 of the Amended and Restated Loan
                   Agreement dated December 22, 1995 between  Registrant
                   and First Union National Bank of Tennessee (see 10.4
                   below).                                                                  31                               *
                                                                                    ------------------
       4.8.        Indenture dated as of October 28, 1992 between
                   Registrant and First Union National Bank of North
                   Carolina, as Trustee.                                                    61                               *
                                                                                    ------------------
   10.1.-10.3.     Reserved.

      10.4.        Amended and Restated Loan Agreement dated                                                                 *
                   December 22, 1995 between Registrant and First Union
                   National Bank of Tennessee.                                              31
                                                                                    ------------------
      10.5.        Underwriting Agreement dated May 7, 1996 with
                   Montgomery Securities and Equitable Securities
                   Corporation.                                                             28                               *
                                                                                    ------------------
      10.6.        Form of Contingent Employment Agreement and
                   schedule of executed Agreements.                                         10                               *
                                                                                    ------------------

      10.7.        The Registrant's 1988 Employee Stock Option Plan and
                   1992 Employee Stock Option Plan, Amended and
                   Restated April 22, 1996.                                                 11                      *
                                                                                    ------------------
      10.8.        The Registrant's 1988 Directors Stock Option Plan, as
                   amended and restated.                                                    6                       *
                                                                                    ------------------
      10.9.        The Registrant's 1992 Directors Stock Option Plan, as
                   amended and restated.                                                    6                       *
                                                                                    ------------------
      10.10.       The Registrant's 1996 Officers' Stock Option Plan.                       10                      *
                                                                                    ------------------
      10.11.       Reaffirmation and Amendment to Guaranty and
                   Suretyship Agreement between Registrant and
                   NationsBank of Tennessee, N.A. dated July 24, 1995.                      2                       *
                                                                                    ------------------
      10.12.       Amended and Restated Guaranty between Registrant and
                   Chase Manhattan Bank dated January 31, 1997.                             7                       *
                                                                                    ------------------
      10.13.       Letter dated February 3, 1997 from G. Arthur Seelbinder
                   to the Registrant.                                                       1                       *
                                                                                    ------------------
      10.14.       Letter dated January 30, 1998 from G. Arthur Seelbinder
                   to the Registrant.                                                       1
                                                                                    ------------------
       16.1.       Letter dated August 14, 1996 from Price Waterhouse LLP
                   to the Securities and Exchange Commission.                               1                       *
                                                                                    ------------------
       18.1        Letter dated March 27, 1998 from KPMG Peat Marwick                       1
                   LLP.
                                                                                    ------------------
       21.1        Subsidiaries of Registrant.                                              1
                                                                                    ------------------
       23.1        Consent of KPMG Peat Marwick LLP.                                        1
                                                                                    ------------------
       24.1.       Powers of Attorney.                                                      9
                                                                                    ------------------
       24.2.       Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the
                   Registrant to sign pursuant to a power of attorney.                      1

                                                                                    ------------------
      27.1.        Financial Data Schedules (submitted electronically for
                   SEC information only).                                                   3
                                                                                    ------------------

+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Shareholders upon the payment of a fee of fifty cents ($.50) per page.

*  Incorporated by reference.