Form 10-Q
period 1998-03-29
COOKER RESTAURANT CORP /OH/
filed 1998-05-12
CIK 832412

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                             ---------------------

                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended:  March 29, 1998


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.
               For the transition period from__________________to______________


                             -----------------------


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




Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     [X]                        [ ]
                     Yes                         No

                   10,139,000 COMMON SHARES, WITHOUT PAR VALUE
             (Number of Common Shares outstanding as of the close of
                            business on May 4, 1998)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                          COOKER RESTAURANT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)


                                                                                   March 29,                    December 28,
                                                                                     1998                           1997
                                                                              -------------------             -----------------
                                 ASSETS                                                        (In Thousands)
Current Assets:
    Cash and cash equivalents                                               $               1,770          $              4,685
    Inventory                                                                               1,460                         1,509
    Land held for sale                                                                         55                            55
    Prepaid and other current assets                                                        1,300                         1,057
                                                                              -------------------             -----------------
         Total current assets                                                               4,585                         7,306

Property and equipment, net                                                               137,029                       134,190
Other assets                                                                                1,515                         1,425
                                                                              -------------------             -----------------
                                                                            $             143,129          $            142,921
                                                                              ===================             =================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities long-term debt                                       $               1,650          $                 --
    Accounts payable                                                                        3,326                         4,668
    Accrued and other liabilities                                                           5,669                         6,857
    Income taxes payable                                                                    1,156                            61
                                                                              -------------------             -----------------
         Total current liabilities                                                         11,801                        11,586

Long-term debt, excluding current maturities                                               40,765                        42,415
Deferred income taxes                                                                       1,813                         1,813
Other liabilities                                                                             628                           635
                                                                              -------------------             -----------------

    Total Liabilities                                                                      55,007                        56,449
                                                                              -------------------             -----------------

Shareholders' equity:
    Common shares-without par value: authorized 30,000,000
       shares; issued 10,548,000 shares at March 29,
       1998 and December 28, 1997                                                          63,032                        63,039
    Retained earnings                                                                      31,206                        29,570
    Treasury stock, at cost, 524,000 and 526,000 shares at
       March 29, 1998 and December 28,1997, respectively                                   (6,116)                       (6,137)
                                                                              -------------------             -----------------
                                                                                           88,122                        86,472
    Commitments and contingencies
                                                                              -------------------             -----------------

                                                                            $             143,129          $            142,921
                                                                              ===================             =================


     See accompanying notes to condensed consolidated financial statements.

                          COOKER RESTAURANT CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                         March 29,                   March 30,
                                                                           1998                        1997
                                                                   ---------------------       ---------------------
                                                                         (In Thousands Except Per Share Data)
Sales
                                                                   $              40,434       $              32,507
                                                                       -----------------            ----------------
Cost of Sales:
    Food and beverage                                                             11,421                       9,259
    Labor                                                                         13,853                      11,169
    Restaurant operating expenses                                                  6,983                       5,456
    Restaurant depreciation and amortization                                       1,464                       1,064
    General and administrative                                                     2,556                       2,393
    Interest expense, net                                                            588                         259
                                                                       -----------------            ----------------

                                                                                  36,865                      29,600
                                                                       -----------------            ----------------

Income before income taxes and cumulative effect of a
    change in accounting principle                                                 3,569                       2,907
Provision for income taxes before cumulative effect of a
   change in accounting principle                                                  1,231                         996
                                                                       -----------------            ----------------
        Income before cumulative effect of a change in accounting
           principle                                                               2,338                       1,911

Cumulative effect of a change in accounting for
   preoperational costs (less tax of $253)                                            --                         496
                                                                       -----------------            ----------------

         Net income                                                $               2,338       $               1,415
                                                                       =================            ================


Basic earnings per common share:
    Income before cumulative effect of change in accounting
       principle                                                   $                0.23       $                0.19
    Cumulative effect of change in accounting for
       preoperational costs                                                           --                       (0.05)
                                                                       -----------------            ----------------
    Net income                                                     $                0.23       $                0.14
                                                                       =================            ================

Diluted earnings per common share:
    Income before cumulative effect of change in accounting
       principle                                                   $                0.23       $                0.19
    Cumulative effect of change in accounting for
       preoperational costs                                                           --                       (0.05)
                                                                       -----------------            ----------------
    Net income                                                     $                0.23       $                0.14
                                                                       =================            ================

Weighted average number of common shares outstanding - basic                      10,023                      10,035
Weighted average number of common shares outstanding - diluted                    10,177                      10,274


     See accompanying notes to condensed consolidated financial statements.

                          COOKER RESTAURANT CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

                                   (UNAUDITED)


                                                                                               Three Months Ended
                                                                                       March 29,                March 30,
                                                                                         1998                     1997
                                                                                   ----------------         -----------------
                                                                                                 (In Thousands)
Cash flows from operating activities:
    Net income                                                                     $          2,338         $           1,415
Adjustments to reconcile net income to net cash provided by operating activities:
    Cumulative effect of change in accounting principle                                          --                       496
    Depreciation and amortization                                                             1,578                     1,136
    Deferred income taxes                                                                        --                       253
    Loss on sale of property                                                                     --                        51
    (Increase) in current assets                                                               (194)                     (509)
    (Increase) decrease in other assets                                                         (90)                       36
    (Decrease) in current liabilities                                                        (1,398)                   (1,181)
                                                                                       ------------              ------------

    Net cash provided by operating activities                                                 2,234                     1,697
                                                                                       ------------              ------------


Cash flows from investing activities:
    Purchases of property and equipment                                                      (4,418)                   (6,776)
    Proceeds from sale of property and equipment                                                 --                       309
                                                                                       ------------              ------------

    Net cash used in investing activities                                                    (4,418)                   (6,467)
                                                                                       ------------              ------------

Cash flows from financing activities:
    Payment on note payable                                                                      --                    (1,538)
    Proceeds from borrowings                                                                     --                     8,291
    Redemption of debentures                                                                     --                       (23)
    Exercise of stock options                                                                    14                        --
    Purchases of treasury stock                                                                  --                      (383)
    Capital lease obligations                                                                   (43)                       --
    Dividends paid                                                                             (702)                     (703)
                                                                                       ------------              ------------

    Net cash (used in) provided by financing activities                                        (731)                    5,644
                                                                                       ------------              ------------

Net (decrease) increase in cash and cash equivalents                                         (2,915)                      874
Cash and cash equivalents, at beginning of period                                             4,685                     2,009
                                                                                       ------------              ------------
Cash and cash equivalents, at end of period                                        $          1,770         $           2,883
                                                                                       ============              ============

     See accompanying notes to condensed consolidated financial statements.

                         COOKER RESTAURANT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        March 30, 1997 and March 29, 1998
                                  (unaudited)


Note 1:  Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Cooker Restaurant Corporation and subsidiaries (the "Company"), after elimination of intercompany accounts and transactions, at March 29, 1998 and the statements of income and cash flows for the three months ended March 29, 1998. The results of operations for the three months ended March 29, 1998 are not necessarily indicative of the operating results expected for the fiscal year ended January 3, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 28, 1997.

Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

Note 2: Earnings Per Share.

In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes new guidelines for the calculation of earnings per share. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share have been computed assuming the exercise of stock options, as well as their related income tax effects. Earnings per share for all prior periods have been restated to reflect the provisions of this statement.

Convertible subordinated debentures outstanding as of March 29, 1998 are convertible into 691,710 shares of common stock at $21.5625 per share and are due October 2002, were not included in the computation of diluted EPS for each quarters ended March 30, 1997 and March 29, 1998 as the inclusion of the convertible subordinated debentures would be antidilutive.

Options to purchase 839,965 and 511,590 shares at prices ranging from $10.375 to $21.75 per share and $11.25 to $21.75 per share, were outstanding for the quarter ended March 29, 1998 and March 30, 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the quarters ended March 29, 1998 and March 30, 1997 respectively. The options expire between October 2001 and April 2007 for the quarter ended March 28, 1998 and between April 2002 and March 2007 for the quarter ended March 30, 1997.

Note 3: Recent Accounting Pronouncements.

Effective December 29, 1997, the Company adopted the Financial Accounting Standard Board ("FASB") No. 130 - "Reporting Comprehensive Income" and No. 131 - "Disclosure about Segments of an Enterprise and Related Information." The adoption of these pronouncements did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "believe," "anticipate," "estimate," "project," and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operations and as part of other sections of this Report or other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions. These statements are based on management's present assumptions as to future trends, including economic trends, prevailing interest rates, the availability and cost of raw materials, the availability of the capital resources necessary to complete the Company's expansion plans, government regulations, especially regulations regarding taxes, labor and alcoholic beverages, competition, consumer preferences and similar factors. Changes in these factors could affect the validity of such assumptions and could have a materially adverse effect on the Company's business.

RESULTS OF OPERATIONS

    The following table sets forth as a percentage of sales certain items appearing in the Company's statements of income.

                              RESULTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                   Three Months Ended
                                                                        March 29,                       March 30,
                                                                          1998                            1997
                                                                    -----------------                ---------------
Sales                                                                          100.0%                         100.0%
                                                                    -----------------                ---------------
Cost of sales:
    Food and beverage                                                            28.2                           28.5
    Labor                                                                        34.3                           34.3
    Restaurant operating expenses                                                17.3                           16.8
    Restaurant depreciation and amortization                                      3.6                            3.3
    General and administrative                                                    6.3                            7.4
    Interest expense (net)                                                        1.5                            0.8
                                                                    -----------------                ---------------
                                                                                 91.2                           91.1
Income before income taxes and cumulative effect of a change
    in accounting principle                                                       8.8                            8.9
Provision for income taxes before cumulative effect of a change
    in accounting principle                                                       3.0                            3.0
                                                                    -----------------                ---------------
Income before cumulative effect of a change in accounting
       principle                                                                  5.8                            5.9
Cumulative effect of change in accounting for preoperational
    costs                                                                          --                            1.5
                                                                    -----------------                ---------------
    Net income                                                                    5.8%                           4.4%
                                                                    =================                ===============


    Sales for the first quarter of fiscal 1998 increased 24% to $40,434,000 from $32,507,000 in the first quarter last year. Most of the sales increase is from the fourteen stores that have opened during the prior twelve months. Same-store sales (which excludes 18 of the 62 units open at the end of the quarter) were
 .2% above last year's first quarter. The average weekly sales for all 62 stores opened as of the end of the first quarter this year were up .6% from the average of all stores opened as of the end of the first quarter last year.

    First quarter cost of food and beverages as a percent of sales was down 30 basis points from the same period last year. The improvement is the result of a change in menu mix and the cumulative effect of price increases (approximately 2%) over the past year. Actual ingredient costs were fairly stable throughout the quarter.

    Labor cost, as a percentage of sales and actual dollar cost per store, in the first quarter were unchanged from last year.

    Restaurant operating expense for the first quarter increased 50 basis points to 17.3%. Areas showing spending increases over last year were repairs and maintenance, local store marketing activities and miscellaneous operating supplies.

    General and administrative expense declined from 7.4% of sales in last year's first quarter to 6.3% of sales this year. This change is the result of a reduction in pre-opening expense from $658,000 last year (restated for change in accounting) to $293,000 this year. This year's first quarter includes the cost of opening restaurants in Augusta, GA and Troy, MI as well as $41,000 of expenses related to second quarter openings.

    Net interest expense for the first quarter of 1998 was $588,000 which was $329,000 more than for the first quarter of 1997. The increase in net interest expense is the result of increased borrowings on the Company's line of credit.

    The provision for income taxes as a percentage of income before taxes of 34.5% was up 20 basis points from last year's first quarter.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements are for working capital, new restaurant openings and improvements to existing restaurants. The majority of the Company's financing for operations, expansion and working capital is provided by internally generated cash flows from operations and borrowings under a revolving term loan agreement, which provides a $33,000,000 line of credit through January 4, 1999, with maximum quarterly principal payments of $1,650,000 due January 4, 1999 and April 1, 1999 and the remaining outstanding balance due June 30, 1999.

    During the first quarter of 1998, the Company opened two new units. Capital expenditures for these new units and the refurbishing and remodeling of existing units totaled $4,418,000 and were funded by cash flows of $2,234,000 from operations and borrowings under the revolving line of credit. The Company has opened 4 restaurants to date in 1998. The Company intends to open an additional 4 restaurants in 1998 for a total of 8 new restaurants. The Company had previously planned to open a total of 12 restaurants in 1998, but in January, 1998, after reviewing the results of 1997 including lower earnings per share in 1997 as compared to 1996 and a consequent decline in Common Share prices, the Board of Directors determined to delay the opening of 4 restaurants in order to allow senior management to focus their efforts on rebuilding average unit volumes and Shareholder value. Total cash expenditures for the 1998 expansion are estimated to be approximately $14.5 million. The Company believes that cash flow from operations together with borrowings under the revolving term loan agreement will be sufficient to fund the planned expansion, ongoing maintenance and remodeling of existing restaurants as well as other working capital requirements. As of March 29, 1998, the Company had borrowed $27,500,000 of the $33,000,000 available under its revolving term loan agreement.

    The Company's operations are subject to factors outside its control. Any one, or combination, of these factors could materially affect the results of the Company's operations. These factors include: (a) changes in the general economic conditions in the United States, (b) changes in prevailing interest rates, (c) changes in the availability and cost of raw materials, (d) changes in the availability of the capital resources necessary to complete the Company's expansion plans; (e) changes in Federal and State regulations or interpretations of existing legislation, especially concerning taxes, labor and alcoholic beverages, (f) changes in the levels of competition from current competitors and potential new competition, and (g) changes in the levels of consumer spending and customer preferences. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those anticipated results described in those forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risk. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At March 29, 1998, the Company was party to an interest rate swap agreement with a termination date of September 28, 2001. The agreement entitles the Company to receive from the counterparty (a major bank), the amounts, if any, by which the Company's interest payments on its $27,500,000 line of credit (included in the $33,000,000 line of credit) exceed 6.25 percent through the termination date. No amounts were received by the Company during the quarter ended March 29, 1998.

    The fair value of the interest swap agreement approximated ($356,000) at March 27, 1998. The fair value is estimated using option pricing models that value the potential for the swaps to become in-the-money (liability) through changes in interest rates during the remaining term of the agreement.

    The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

    In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder, the Chairman of the Board. In January, 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). The loan (the "Loan") from the Bank bears interest at the Bank's prime rate or LIBOR plus 2%, is secured by 570,000 Common Shares and is guaranteed by the Company in the principal amount up to $6,250,000 including capitalized interest. Pursuant to the loan agreement between Mr. Seelbinder and the Bank, any reduction of the principal amount outstanding under the Loan shall not entitle Mr. Seelbinder to the advancement of additional funds under the Loan. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the Loan prior to calling on the Company for its guaranty. The term of the Loan was scheduled to expire in the first quarter of 1998. The term of the Loan has been extended until January 31, 1999. At May 7, 1998, the amount of the Loan outstanding, including capitalized and accrued interest, was approximately $5,382,000 and the undiscounted fair market value of the pledged shares was approximately $6,697,000. The guaranty secures the Loan until it is repaid or refinanced without a guaranty. The Company would fund any obligation it incurs under the terms of its guaranty from additional borrowings under its revolving term loan agreement. There can be no assurance that the Loan will be repaid or refinanced at January 31, 1999 on terms that will not result in continuing the guaranty or in a material payment. Mr. Seelbinder agreed to pay to the Company a guaranty fee each year that the guaranty remains outstanding beginning on March 9, 1994, the date the Company first issued its guaranty of the loan. The amount of the guaranty fee is 1/4 percent of the outstanding principal amount of the guaranteed loan on the date that the guaranty fee becomes due. Mr. Seelbinder has agreed to use at least one-half of any incentive bonus paid to him by the Company to pay principal and interest on the Loan beginning with any incentive bonus paid for fiscal year 1998. Mr. Seelbinder has also agreed to make payments on the Loan in amounts sufficient to ensure that the Loan balance on January 31, 1999 does not exceed 90 percent of the Loan balance on January 31, 1998.

    Effective December 29, 1997, the Company adopted the Financial Accounting Standard Board ("FASB") No. 130 - "Reporting Comprehensive Income" and No. 131 - "Disclosure about Segments of an Enterprise and Related Information." The adoption of these pronouncements did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

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


10.      MATERIAL CONTRACTS.

Exhibit 10.15

Second Amendment to Amended and Restated Loan Agreement dated as of January 1, 1998 between the Registrant and First Union National Bank, a national banking association, as successor in interest to First Union National Bank of Tennessee.

Page 16 in the manually signed original.


Exhibit 10.16

Fourth Amendment to Revolving/Term Loan Note dated as of January 1, 1998 between the Registrant and First Union National Bank, a national banking association, as successor in interest to First Union National Bank of Tennessee.

Page 23 in the manually signed original.

Exhibit 10.17

Reaffirmation of Amended and Restated Guaranty made by the Registrant on April 20, 1998 to the Chase Manhattan Bank.

Page 24 in the manually signed original.


Exhibit 10.18

Letter agreement dated March 26, 1998 between The Chase Manhattan Bank and G. Arthur Seelbinder.

Page 27 in the manually signed original.


Exhibit 10.19

Amendment to Grid Time Promissory Note dated March 26, 1998 between The Chase Manhattan Bank and G. Arthur Seelbinder.

Page 29 in the manually signed original.


27.      FINANCIAL DATA SCHEDULES

Exhibit 27.1

Financial Data Schedules (submitted electronically for SEC information only).


(b)      REPORTS ON FORM 8-K.

No report on Form 8-K was filed by Registrant during the fiscal quarter ended March 29, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COOKER RESTAURANT CORPORATION
                          (The "Registrant")
Date: May 11, 1998

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

--------------------------------------------------------------------------------







                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                             ----------------------




                          COOKER RESTAURANT CORPORATION



                             ----------------------




                           FORM 10-Q QUARTERLY REPORT


                          FOR THE FISCAL QUARTER ENDED:

                                 MARCH 29, 1998




                             ----------------------


                                    EXHIBITS


                             ----------------------










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


Exhibit 10.15

Second Amendment to Amended and Restated Loan Agreement dated as of January 1, 1998 between the Registrant and First Union National Bank, a national banking association, as successor in interest to First Union National Bank of Tennessee.


Exhibit 10.16

Fourth Amendment to Revolving/Term Loan Note dated as of January 1, 1998 between the Registrant and First Union National Bank, a national banking association, as successor in interest to First Union National Bank of Tennessee.


Exhibit 10.17

Reaffirmation of Amended and Restated Guaranty made by the Registrant on April 20, 1998 to the Chase Manhattan Bank.


Exhibit 10.18

Letter agreement dated March 26, 1998 between The Chase Manhattan Bank and G. Arthur Seelbinder.


Exhibit 10.19

Amendment to Grid Time Promissory Note dated March 26, 1998 between The Chase Manhattan Bank and G. Arthur Seelbinder.


Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).