Form 10-Q
period 1998-06-28
COOKER RESTAURANT CORP /OH/
filed 1998-08-12
CIK 832412

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q
(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended: June 28, 1998


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from                to
                                         --------------    --------------

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

                                [X]                 [ ]
                                Yes                 No

                  10,159,000 COMMON SHARES, WITHOUT PAR VALUE
        (Number of Common Shares outstanding as of the close of business on July 31, 1998)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                     COOKER RESTAURANT CORPORATION
                                  CONDENSED CONSOLIDATED BALANCE SHEET
                                              (UNAUDITED)
                                                                           June 28,       December 28,
                                                                             1998             1997
                                                                           --------       ------------
                                                                                  (In Thousands)
                                                ASSETS

Current assets:
    Cash and cash equivalents                                              $  4,504         $  4,685
    Inventory                                                                 1,496            1,509
    Land held for sale                                                           55               55
    Prepaid and other current assets                                            791            1,057
                                                                           --------         --------
         Total current assets                                                 6,846            7,306

Property and equipment                                                      139,812          134,190
Other assets                                                                  1,558            1,425
                                                                           --------         --------

                                                                           $148,216         $142,921
                                                                           ========         ========


                                 LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
    Current maturities long-term debt                                      $  3,300         $   --
    Notes payable                                                               425             --
    Accounts payable                                                          4,207            4,668
    Accrued liabilities                                                       6,810            6,857
    Income taxes payable                                                        848               61
                                                                           --------         --------
         Total current liabilities                                           15,590           11,586

Long-term debt                                                               39,115           42,415
Deferred income taxes                                                         1,813            1,813
Other liabilities                                                               629              635
                                                                           --------         --------

         Total liabilities                                                   57,147           56,449
                                                                           --------         --------

Shareholders' equity:
     Common shares-without par value: authorized 30,000,000
         shares; issued 10,548,000 and 10,548,000 at June 28,
         1998 and December 28, 1997, respectively                            62,555           63,039
     Retained earnings                                                       33,047           29,570
     Treasury stock at cost, 389,000 and 526,000 shares at
         June 28, 1998 and December 28, 1997, respectively                   (4,533)          (6,137)
                                                                           --------         --------

         Total shareholder's equity                                          91,069           86,472
                                                                           --------         --------

                                                                           $148,216         $142,921
                                                                           ========         ========

     See accompanying notes to condensed consolidated financial statements.

                                                COOKER RESTAURANT CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                         (UNAUDITED)
                                                                        Three Months Ended             Six Months Ended
                                                                      June 28,       June 29,       June 28,       June 29,
                                                                        1998           1997           1998           1997
                                                                      --------       --------       --------       --------
                                                                     (In Thousands Except Per      (In Thousands Except Per
                                                                            Share Data)                   Share Data)
Sales                                                                 $39,955        $33,221        $80,389        $65,728
                                                                      -------        -------        -------        -------

Cost of sales:
       Food and beverage                                               11,495          9,574         22,917         18,833
       Labor                                                           13,930         11,408         27,784         22,577
       Restaurant operating expenses                                    7,349          5,657         14,332         11,113
       Restaurant depreciation                                          1,556          1,060          3,020          2,124
       General and administrative                                       2,387          1,730          4,942          4,123
       Interest expense, net                                              739            416          1,326            675
                                                                      -------        -------        -------        -------

                                                                       37,456         29,845         74,321         59,445
                                                                      -------        -------        -------        -------

Income before income taxes and cumulative effect of a
       change in accounting principle                                   2,499          3,376          6,068          6,283
Provision for income taxes before cumulative effect of
       a change in accounting principle                                   659          1,157          1,890          2,153
                                                                      -------        -------        -------        -------
                Income before cumulative effect of a change
                      in accounting principle                           1,840          2,219          4,178          4,130
Cumulative effect of a change in accounting for preoperational
       costs (less tax of $253)                                          --             --             --              496
                                                                      -------        -------        -------        -------

       Net income                                                     $ 1,840        $ 2,219        $ 4,178        $ 3,634
                                                                      =======        =======        =======        =======

Basic earnings per share:
       Income before cumulative effect of change in
              accounting principle                                    $  0.18        $  0.22        $  0.41        $  0.41
       Cumulative effect of change in accounting for
              preoperational costs                                       --             --             --            (0.05)
                                                                      -------        -------        -------        -------
       Net income                                                     $  0.18        $  0.22        $  0.41        $  0.36
                                                                      =======        =======        =======        =======

Diluted earnings per share:
       Income before cumulative effect of change in
              accounting principle                                    $  0.18        $  0.22        $  0.41        $  0.40
       Cumulative effect of change in accounting for
              preoperational costs                                       --             --             --            (0.05)
                                                                      -------        -------        -------        -------
       Net income                                                     $  0.18        $  0.22        $  0.41        $  0.35
                                                                      =======        =======        =======        =======

Weighted average number of common shares outstanding - basic           10,130         10,019         10,076         10,027
Weighted average number of common shares outstanding - diluted         10,326         10,208         10,253         10,257

     See accompanying notes to condensed consolidated financial statements.

                                    COOKER RESTAURANT CORPORATION
                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                             (UNAUDITED)
                                                                                Six Months Ended
                                                                            June 28,        June 29,
                                                                              1998           1997
                                                                            --------        --------
                                                                                 (In Thousands)
Cash flows from operating activities:
      Net income                                                            $ 4,178         $  3,634
      Adjustments to reconcile net income to net
          cash provided by operating activities:
                 Cumulative effect of change in accounting principle           --                496
                 Depreciation and amortization                                3,249            2,446
                 Deferred income taxes                                         --                253
                 Loss (gain) on sale of property                                  1              (53)
                 Decrease (increase) in current assets                          279             (511)
                 (Increase) decrease in other assets                           (132)              76
                 Increase (decrease) in current liabilities                     357             (872)
                                                                            -------         --------

                 Net cash provided by operating activities                    7,932            5,469
                                                                            -------         --------


Cash flows from investing activities:
      Purchases of property and equipment                                    (8,879)         (14,733)
      Proceeds from sale of property and equipment                                7            1,486
                                                                            -------         --------

                 Net cash used in investing activities                       (8,872)         (13,247)

Cash flows from financing activities:
      Proceeds from note payable                                                425             --
      Payment on note payable                                                  --             (4,613)
      Proceeds from borrowings                                                 --             14,344
      Redemption of debentures                                                 --                (48)
      Exercise of stock options                                               1,121             --
      Purchases of treasury stock                                              --               (585)
      Capital lease obligations                                                 (85)            --
      Dividends paid                                                           (702)            (702)
                                                                            -------         --------

                 Net cash provided by financing activities                      759            8,396
                                                                            -------         --------

Net (decrease) increase in cash and cash equivalents                           (181)             618

Cash and cash equivalents, at beginning of period                             4,685            2,009

Cash and cash equivalents, at end of period                                 $ 4,504         $  2,627
                                                                            =======         ========

     See accompanying notes to condensed consolidated financial statements.

                          COOKER RESTAURANT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         June 28, 1998 and June 29, 1997
                                   (Unaudited)

Note 1:  Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Cooker Restaurant Corporation and subsidiaries (the "Company"), after elimination of intercompany accounts and transactions, at June 28, 1998 and the statements of income and cash flows for the three months ended June 28, 1998. The results of operations for the three months ended June 28, 1998 are not necessarily indicative of the operating results expected for the fiscal year ended January 3, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 28, 1997.

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

Convertible subordinated debentures outstanding as of June 28, 1998 are convertible into 691,710 shares of common stock at $21.5625 per share and are due October 2002, were not included in the computation of diluted EPS for each quarters ended June 29, 1997 and June 28, 1998 as the inclusion of the convertible subordinated debentures would be antidilutive.

Options to purchase 886,115 and 832,715 shares at prices ranging from $10.375 to $21.75 per share and $10.875 to $21.75 per share, were outstanding for the six months ended June 28, 1998 and June 29, 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the six months ended June 28, 1998 and June 29, 1997 respectively. The options expire between October 1999 and May 2008 for the six months ended June 28, 1998 and between October 1999 and January 2007 for the six months ended June 29, 1997.

Note 3:  Recent Accounting Pronouncements.

Effective December 29, 1997, the Company adopted the Financial Accounting Standard Board ("FASB") No. 130 "Reporting Comprehensive Income" and No. 131 - "Disclosure about Segments of an Enterprise and Related Information." The adoption of these pronouncements did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This Statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not determined the effect of the adoption of SFAS No. 133 on the Company's results of operations or statement of financial position.

Note 4:  ESOP Plan Termination.

During the second quarter the Board of Directors approved the termination of the Cooker Restaurant Corporation Employee Stock Ownership Plan (the "Plan"). The effective date of the termination was June 30, 1998. The Plan termination did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

Note 5:  Derivative Financial Instruments.

     The fair value of the interest swap agreement approximated ($447,000) at June 28, 1998. The fair value is estimated using option pricing models that value the potential for the swaps to become in-the-money (liability) through changes in interest rates during the remaining term of the agreement.

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

                                         COOKER RESTAURANT CORPORATION
                                             RESULTS OF OPERATIONS
                                                  (UNAUDITED)
                                                                Three Months Ended          Six Months Ended
                                                               June 28,     June 29,     June 28,     June 29,
                                                                 1998         1997         1998         1997
                                                               --------     --------     --------     --------
                                                                                 (IN PERCENT)

Sales                                                            100.0        100.0        100.0        100.0
                                                                 -----        -----        -----        -----

Cost of sales:
     Food and beverage                                            28.8         28.8         28.5         28.7
     Labor                                                        34.9         34.3         34.6         34.3
     Restaurant operating expenses                                18.4         17.0         17.8         16.9
     Restaurant depreciation                                       3.9          3.2          3.8          3.2
     General and administrative                                    6.0          5.2          6.1          6.3
     Interest Expense, net                                         1.8          1.3          1.6          1.0
                                                                 -----        -----        -----        -----

                                                                  93.8         89.8         92.4         90.4
                                                                 -----        -----        -----        -----
Income before income taxes and cumulative effect of a
       change in accounting principle                              6.2         10.2          7.6          9.6
Provision for income taxes before cumulative effect of
       a change in accounting principle                            1.6          3.5          2.4          3.3
                                                                 -----        -----        -----        -----
              Income before cumulative effect of a change
                     in accounting principle                       4.6          6.7          5.2          6.3
Cumulative effect of a change in accounting for
       preoperational costs (less tax of $253)                    --           --           --            0.8
                                                                 -----        -----        -----        -----

       Net income                                                  4.6          6.7          5.2          5.5
                                                                 =====        =====        =====        =====

     Sales for the second quarter of fiscal 1998 increased 20.3% to $39,955,000 compared to sales of $33,221,000 for the second quarter of fiscal 1997. For the first half, sales increased 22% to $80,389,000 compared to sales of $65,728,000 last year. The increases for both the second quarter and the first half are due primarily to the opening of new Restaurants. Same store sales were down 1.8% for the quarter. Second quarter average unit volumes per operating week of $48,431 were down 1.3% from last year. The check average of $11.32 was up 4.7% from last year.

     The second quarter and the first half cost of goods sold as a percentage of sales were even and down 20 basis points respectively from the same period last year to 28.8% for the second quarter and 28.5% for the first half. This was achieved despite an increase in produce costs in the second quarter.

     Labor cost as a percentage of sales for the second quarter was up slightly from last year while actual dollar labor cost per operating week for the second quarter was unchanged from last year. Labor cost for the first half of fiscal 1998 increased from 34.3% to 34.6%.

     Restaurant operating expense for the second quarter increased to 18.4% as a percent of sales. Areas showing increased spending were travel and utilities, due to additional store openings, and marketing. Restaurant operating expense for the six month period increased from 16.9% in 1997 to 17.8% in 1998. The increases again came from utilities and marketing.

     General and administrative expenses for the second quarter of 6.0% were 80 basis points above last year; first half expense of 6.1% were 20 basis points lower than last year. The increase in the second quarter was due to increases in travel and wages due to new store openings as well as for marketing costs associated with advertising testing.

     The provision for income taxes in the second quarter as a percentage of income before taxes decreased to 26.4% due in part to a restructuring of state and local tax reporting but mainly to a reduced liability in the amount of $175,000 for a prior year audit. The first half provision for income taxes as a percentage of income before taxes was 31.1% compared to 34.3% in the prior year.

     Net interest expense for the second quarter of 1.8% was 50 basis points more than last year. For the first half net interest expense of 1.6% was 60 basis points higher than last year. The increase in net interest expense in the second quarter and first half are the result of increased borrowings on our line of credit as compared to last year.

LIQUIDITY AND CAPITAL RESOURCES

     On August 11, 1998, the Company announced that it intended to commence a Dutch Auction tender offer (the "Offer") to purchase for cash up to 4,000,000 shares of its issued and outstanding common stock, without par value, at a purchase price of not greater than $12.00 nor less than $10.50 per share. On or about August 12, 1998, the Company expects to file with the Securities and Exchange Commission an Issuer Tender Offer Statement on Schedule 13E-4 (the "Statement") relating to the Offer. The Offer is conditioned upon the Company having obtained sufficient financing to fund the purchase of shares tendered in the Offer and certain other conditions set forth in the Offer to Purchase filed as an exhibit to the Statement. The Offer is not conditioned upon any minimum number of shares being tendered.

     The amount required to fund the purchase of shares tendered in the Offer (assuming a purchase price of $12 per share) and pay related taxes, fees and expenses of such transactions is estimated to be approximately $52 million. The Company intends to finance the Offer and to pay related taxes, fees and expenses, by entering into sale-leaseback transactions (the "Sale-Leaseback Transactions") with respect to certain real estate properties where the Company's restaurants are located (each a "Property" and collectively the "Properties"), which are currently owned by the Company or by its affiliate, Southern Cooker, Limited Partnership, an Ohio limited partnership. On August 11, 1998, the Company received a written waiver (the "Waiver Letter") from First Union National Bank of Tennessee ("First Union") under the Company's revolving term loan facility consenting to the Company's entering into Sale-Leaseback Transactions involving up to 25 Properties for up to $57,500,000 of proceeds and using such proceeds to finance the Offer. On August 7, 1998, the Company received a written commitment letter (the "Commitment Letter") from CNL Fund Advisors, Inc. ("CNL") for the purchase by CNL of up to 30 Properties for an aggregate purchase price of up to $70 million, and the subsequent lease back to the Company of each such Property on the terms and conditions described in the Commitment Letter. Under the Commitment Letter, in the event that the Company acquires less than 4,000,000 shares as a result of the Offer, the Company would have the right to consummate Sale-Leaseback Transactions with respect to such lesser number of Properties as would be required to consummate the purchase of shares pursuant to the Offer and to pay related taxes, fees and expenses. The Offer is conditioned upon the closing of a sufficient number of Sale-Leaseback Transactions to (i) finance the Offer, and (ii) pay related taxes, fees and expenses. If Sale-Leaseback Transactions have not been consummated on or prior to September 10, 1998 (the "Expiration Date") in an amount sufficient to finance the Company's purchase of shares tendered pursuant to the Offer and to pay related taxes, fees and expenses, the Company intends to extend the Expiration Date from time to time for a period not to extend beyond December 15, 1998 until such Sale-Leaseback Transactions have been consummated and the other conditions to the Offer have been satisfied or waived.

     Pursuant to the terms of and subject to the conditions set forth in the Commitment Letter, CNL has agreed (i) to purchase the Properties from the Company and (ii) to enter into lease agreements (each a "Lease") with the Company with respect to such Properties. The Commitment Letter provides that each Lease will have an initial term of fifteen years, and that the Company will have the option to renew each Lease for two successive five year terms. The annual minimum rent for the initial term of each Lease will be 9.98% of the purchase price for such Property; the annual minimum rents applicable during the first and second optional renewal terms will be 11% and 12.1%, respectively, of the Purchase Price for such Property.

     The closing of each Sale-Leaseback Transaction is subject to certain conditions, including (i) the satisfactory completion by CNL of its due diligence investigation with respect to, among other things, title, surveys, environmental and other matters relating to the Properties, (ii) the absence of any material adverse change in the financial condition of the Company and the non-occurrence of any event which may, in the reasonable judgment of CNL, have a material adverse effect upon the Company, and (iii) the execution and delivery to CNL of definitive documentation for the purchase and sale of the relevant Property and a Lease for such Property.

     Copies of the Commitment Letter and the Waiver Letter have been filed as exhibits to the Statement. Reference is made to such exhibits for a more complete description of the Sale-Leaseback Transactions.

     Excluding the Offer, the Company's principal capital requirements are for working capital, new restaurant openings and improvements to existing restaurants. The majority of the Company's financing for operations, expansion and working capital is provided by internally generated cash flows from operations and borrowings under a revolving term loan agreement with First Union, which provides a $33,000,000 line of credit through June 30, 1999, with maximum quarterly principal payments of $1,650,000 due January 4, 1999 and April 1, 1999 and the remaining outstanding balance due June 30, 1999.

     During the six months ended June 28, 1998, the Company opened four new units. Capital expenditures for these new units and the refurbishing and remodeling of existing units totaled $8,879,000 and were funded by cash flows of $7,932,000 from operations, and the Company's available cash balances. The Company intends to open an additional 4 restaurants in 1998 for a total of 8 new restaurants. The Company had previously planned to open a total of 12 restaurants in 1998, but in January, 1998, after reviewing the results of 1997, including lower earnings per share in 1997 as compared to 1996 and a consequent decline in Common Share prices, the Board of Directors determined to delay the opening of 4 restaurants in order to allow senior management to focus their efforts on rebuilding average unit volumes and Shareholder value. Total cash expenditures for the 1998 expansion are estimated to be approximately $14.5 million. The Company believes that cash flow from operations together with borrowings under the revolving term loan agreement will be sufficient to fund the planned expansion, ongoing maintenance and remodeling of existing restaurants as well as other working capital requirements. As of June 28, 1998, the Company had borrowed $27,500,000 of the $33,000,000 available under its revolving term loan agreement.

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

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risk. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At June 28, 1998, the Company was party to an interest rate swap agreement with a termination date of September 28, 2001. The agreement entitles the Company to receive from the counterparty (a major bank), the amounts, if any, by which the Company's interest payments on its $27,500,000 line of credit (included in the $33,000,000 line of credit) exceed 6.25 percent through the termination date. No amounts were received by the Company during the quarter ended June 28, 1998.

     The fair value of the interest swap agreement approximated ($447,000) at June 28, 1998. The fair value is estimated using option pricing models that value the potential for the swaps to become in-the-money (liability) through changes in interest rates during the remaining term of the agreement.

     The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

     In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder, the Chairman of the Board. In January, 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). As refinanced and extended the loan (the "Loan") from the Bank bears interest at the Bank's prime rate or LIBOR plus 2%, is secured by 570,000 Common Shares and is guaranteed by the Company in the principal amount up to $6,250,000 including capitalized interest. Pursuant to the loan agreement between Mr. Seelbinder and the Bank, any reduction of the principal amount outstanding under the Loan shall not entitle Mr. Seelbinder to the advancement of additional funds under the Loan. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the Loan prior to calling on the Company for its guaranty. The term of the Loan has been extended until January 31, 1999. At July 31, 1998, the amount of the Loan outstanding, including capitalized and accrued interest, was approximately $5,449,000 and the undiscounted fair market value of the pledged shares was approximately $4,845,000. The guaranty secures the Loan until it is repaid or refinanced without a guaranty. The Company would fund any obligation it incurs under the terms of its guaranty from additional borrowings under its revolving term loan agreement. There can be no assurance that the Loan will be repaid or refinanced at January 31, 1999 on terms that will not result in continuing the guaranty or in a material payment. Mr. Seelbinder agreed to pay to the Company a guaranty fee each year that the guaranty remains outstanding beginning on March 9, 1994, the date the Company first issued its guaranty of the loan. The amount of the guaranty fee is 1/4 percent of the outstanding principal amount of the guaranteed loan on the date that the guaranty fee becomes due. Mr. Seelbinder has agreed to use at least one-half of any incentive bonus paid to him by the Company to pay principal and interest on the Loan beginning with any incentive bonus paid for fiscal year

1998. Mr. Seelbinder has also agreed to make payments on the Loan in amounts sufficient to ensure that the Loan balance on January 31, 1999 does not exceed 90 percent of the Loan balance on January 31, 1998. Mr. Seelbinder has informed the Company that he intends to tender up to 570,000 shares (or approximately 77% of the shares he currently owns) in the Offer and to use the after tax proceeds thereof to repay a portion of the Loan. Because the value of the shares pledged to secure the Loan at July 31, 1998 and on the date of this filing was, and after the consummation of the Offer may be, less than the amount required under the terms of the Loan, the Bank has the right to require Mr. Seelbinder to provide more collateral or to pay down the Loan. The Bank has not indicated to Mr. Seelbinder or the Company that it intends to take this action, but there can be no assurance that the Bank will not do so. Mr. Seelbinder has also informed the Company that following the consummation of the Offer and the repayment of a portion of the Loan, he intends to discuss with the Bank or other financing sources the refinancing of the balance of the Loan. There can be no assurance that such refinancing will occur or that, if the Loan is refinanced, the guaranty will not remain outstanding. Although there can be no assurance that the Company will not be required to make a payment under the guaranty, the Company believes that any such payment, if required to be made, would not have a material adverse effect on the Company's financial position or results of operations.

     Effective December 29, 1997, the Company adopted the Financial Accounting Standard Board ("FASB") No. 130 "Reporting Comprehensive Income" and No. 131 - "Disclosure about Segments of an Enterprise and Related Information." The adoption of these pronouncements did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This Statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not determined the effect of the adoption of SFAS No. 133 on the Company's results of operations or statement of financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An annual meeting of the shareholders of the Registrant was held on May 4, 1998.

         The matters voted on at the annual meeting and the results of the voting are set forth below:

         (i) Election of David L. Hobson as a director for a term of three years: 7,128,316 shares for, and 27,639 shares withheld authority.

         (ii) Election of Robin V. Holderman as a director for a term of three years: 7,133,863 shares for, and 22,092 shares withheld authority.

         (iii) Election of G. Arthur Seelbinder as a director for a term of three years: 7,129,813 shares for, and 26,142 shares withheld authority.

ITEM 5.  OTHER INFORMATION.

         The Securities and Exchange Commission (the "Commission") recently amended certain rules under the Securities Exchange Act of 1934 regarding the use of a company's discretionary proxy voting authority with respect to stockholder proposals submitted to the company for consideration at the company's next annual meeting.

Pursuant to amended Rules 14a-5(e)(2) and 14a-4(c)(1), stockholder proposals submitted to the Company outside the processes of Rule 14a-8 (i.e., the procedures for placing a stockholder's proposal in the Company's proxy materials) with respect to the Company's 1999 annual meeting of stockholders will be considered untimely if received by the Company after February 20, 1999. Accordingly, the proxy with respect to the Company's 1999 annual meeting of shareholders will confer discretionary authority to vote on any stockholder proposals received by the Company after such date.

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


27.      FINANCIAL DATA SCHEDULES.

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).


(B)      REPORTS ON FORM 8-K.

No report on Form 8-K was filed by Registrant during the fiscal quarter ended June 28, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COOKER RESTAURANT CORPORATION
                             (The "Registrant")

Date: August 12, 1998
                             By: /s/ G. Arthur Seelbinder
                                 -----------------------------------------------
                                 G. Arthur Seelbinder
                                 Chairman of the Board, Chief Executive Officer, and Director
                                 (principal executive officer)


                             By: /s/ Mark W. Mikosz
                                 -----------------------------------------------
                                 Mark W Mikosz
                                 Vice President - Chief Financial Officer
                                 (principal financial and accounting officer)

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                               -----------------


                          COOKER RESTAURANT CORPORATION


                               -----------------


                           FORM 10-Q QUARTERLY REPORT


                          FOR THE FISCAL QUARTER ENDED:

                                  JUNE 28, 1998


                               -----------------


                                    EXHIBITS


                               -----------------




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