Form 10-Q
period 1998-09-27
COOKER RESTAURANT CORP /OH/
filed 1998-11-12
CIK 832412

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              --------------------

                                    FORM 10-Q

       (MARK ONE)
       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                     For the quarterly period ended September 27, 1998


       | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                     For the transition period from              to
                                                    ------------    ------------

                                  -------------

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



       Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                          |X|                        | |

                          Yes                        No

                   6,177,000 COMMON SHARES, WITHOUT PAR VALUE
        (number of common shares outstanding as of the close of business on November 9, 1998)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                            COOKER RESTAURANT CORPORATION
                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                                     (UNAUDITED)
                                                   (In Thousands)
                                                                                    September 27,     December 28,
                                                                                         1998             1997
                                                                                    -------------     ------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                           $  1,697         $  4,685
   Inventory                                                                              1,532            1,509
   Land held for sale                                                                        55               55
   Prepaid and other current assets                                                         904            1,057
                                                                                       --------         --------
               Total current assets                                                       4,188            7,306

Property and equipment, net                                                             141,771          134,190
Other assets                                                                              1,908            1,425
                                                                                       --------         --------

                                                                                       $147,867         $142,921
                                                                                       ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities long-term debt                                                   $  6,615         $     --
   Notes payable                                                                            425               --
   Accounts payable                                                                       3,849            4,668
   Accrued liabilities                                                                    5,480            6,857
   Income taxes payable                                                                     488               61
                                                                                       --------         --------
               Total current liabilities                                                 16,857           11,586

Long-term debt                                                                           35,800           42,415
Deferred income taxes                                                                     2,593            1,813
Other liabilities                                                                           628              635
                                                                                       --------         --------

               Total liabilities                                                         55,878           56,449
                                                                                       --------         --------

Shareholders' equity:
   Common shares-without par value: authorized 30,000,000 shares; issued
       10,548,000 at September 27, 1998 and December 28, 1997                            62,482           63,039
   Retained earnings                                                                     33,844           29,570
   Treasury stock at cost, 365,000 and 526,000 shares at September 27, 1998 and
       December 28, 1997, respectively                                                   (4,337)          (6,137)
                                                                                       --------         --------

Total shareholders' equity                                                               91,989           86,472

Commitments and contingencies
                                                                                       --------         --------

                                                                                       $147,867         $142,921
                                                                                       ========         ========

      See accompanying notes to condensed consolidated financial statements

                                           COOKER RESTAURANT CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                    (UNAUDITED)
                                       (In Thousands Except Per Share Data)
                                                        Three Months Ended              Nine Months Ended
                                                   September 27,  September  28,  September 27,  September 28,
                                                       1998            1997            1998           1997
                                                   -------------  --------------  -------------  -------------
Sales                                                 $38,018        $34,167        $118,407        $99,895
                                                      -------        -------        --------        -------

Cost of Sales:
   Food and beverage                                   11,000          9,805          33,916         28,638
   Labor                                               13,614         11,830          41,397         34,407
   Restaurant operating expenses                        7,227          6,043          21,559         17,156
   Restaurant depreciation                              1,570          1,126           4,590          3,250
   General and administrative                           2,652          2,522           7,595          6,645
   Interest expense, net                                  747            485           2,074          1,160
                                                      -------        -------        --------        -------
                                                       36,810         31,811         111,131         91,256


Income before income taxes and cumulative
   of a change in accounting principle                  1,208          2,356           7,276          8,639
Provision for income taxes before
   cumulative effect of a change in
   accounting principle                                   411            808           2,299          2,961
                                                      -------        -------        --------        -------
           Income before cumulative
             effect of a change in
             accounting principle                         797          1,548           4,977          5,678
Cumulative effect of a change in accounting
   for preoperational costs (less tax of $253)             --             --              --            496
                                                      -------        -------        --------        -------

Net income                                            $   797        $ 1,548        $  4,977        $ 5,182
                                                      =======        =======        ========        =======

Basic earnings per share:
   Income before cumulative effect of a
     change in accounting principle                   $  0.08        $  0.15        $   0.49        $  0.57
   Cumulative effect of a change in
     accounting for preoperational costs                   --             --              --          (0.05)
                                                      -------        -------        --------        -------
   Net income                                         $  0.08        $  0.15        $   0.49        $  0.52
                                                      =======        =======        ========        =======

Diluted earnings per share:
  Income before cumulative effect of change
    in accounting principle                           $  0.08        $  0.15        $   0.49        $  0.55
  Cumulative effect of change in
    accounting for preoperational costs                    --             --              --          (0.05)
                                                      -------        -------        --------        -------
   Net income                                         $  0.08        $  0.15        $   0.49        $  0.50
                                                      =======        =======        ========        =======

Weighted average number of common
  shares outstanding - basic                           10,174         10,019          10,108         10,024
Weighted average number of common
  shares outstanding - diluted                         10,313         10,204          10,260         10,242

      See accompanying notes to condensed consolidated financial statements

                                   COOKER RESTAURANT CORPORATION
                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (UNAUDITED)
                                          (In Thousands)
                                                                          Nine Months Ended
                                                                    September 27,   September 28,
                                                                        1998             1997
                                                                    -------------   -------------
Cash flows from operating activities:
   Net Income                                                         $  4,977         $  5,182
   Adjustments to reconcile net income to net cash provided by operating activities:
          Cumulative effect of change in accounting principle               --              496
          Depreciation and amortization                                  4,933            3,669
          Deferred income taxes                                            780              253
          (Gain) on sale of property                                      (239)             (53)
          Decrease (increase) in current assets                            130             (215)
          (Increase) decrease in other assets                             (483)              88
          (Decrease) in current liabilities                             (1,647)          (1,768)
                                                                      --------         --------

          Net cash provided by operating activities                      8,451            7,652
                                                                      --------         --------

Cash flows from investing activities:
   Purchases of property and equipment                                 (13,651)         (24,017)
   Proceeds from sale of property and equipment                          1,374            1,486
                                                                      --------         --------

          Net cash used in investing activities                        (12,277)         (22,531)
                                                                      --------         --------

Cash flows from financing activities:
   Proceeds from note payable                                              425               --
   Payments on note payable                                                 --           (4,613)
   Proceeds from borrowings                                                 --           20,983
   Redemption of debentures                                                 --              (48)
   Exercise of stock options                                             1,244               --
   Purchase of treasury stock                                               --             (536)
   Capital lease obligations                                              (129)              --
   Dividends paid                                                         (702)            (702)
                                                                      --------         --------

          Net cash provided by financing activities                        838           15,084
                                                                      --------         --------

Net (decrease) increase in cash and cash equivalents                    (2,988)             205

Cash and cash equivalents at beginning of period                         4,685            2,009

Cash and cash equivalents at end of period                            $  1,697         $  2,214
                                                                      ========         ========

            See accompanying notes to condensed financial statements

                          COOKER RESTAURANT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    September 27, 1998 and September 28, 1997


Note 1: Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Cooker Restaurant Corporation and subsidiaries (the "Company"), after elimination of intercompany accounts and transactions, at September 27, 1998, and the statements of income and cash flows for the three and nine months ended September 27, 1998. The results of operations for the three and nine months ended September 27, 1998, are not necessarily indicative of the operating results expected for the fiscal year ended January 3, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 28, 1997.

  Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

Note 2: Earnings Per Share

  In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which establishes new guidelines for the calculation of earnings per share. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share have been computed assuming the exercise of stock options, as well as their related income tax effects. Earnings per share for all prior periods have been restated to reflect the provisions of this statement.

  Convertible subordinated debentures outstanding as of September 27, 1998, are convertible into 691,710 shares of common stock at $21.5625 per share and are due October 2002. These were not included in the computation of diluted EPS for each of the quarters ended September 28, 1997, and September 27, 1998, as the inclusion of the convertible subordinated debentures would be antidilutive.

  Options to purchase 867,602 and 856,215 shares at prices ranging from $10.375 to $21.75 per share and $10.375 to $21.75 per share, were outstanding for the nine months ended September 27, 1998, and September 28, 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the nine months ended September 27, 1998 and September 28, 1997, respectively. The options expire between October 1999 and July 2008 for the nine months ended September 27, 1998 and between October 1999 and January 2007 for the nine months ended September 28, 1997.

Note 3: Recent Accounting Pronouncements

  Effective December 29, 1997, the Company adopted the provisions of SFAS. No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise." The adoption of these pronouncements did not have a significant effect on the Company's consolidated financial position , results of operations or cash flows.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS. No 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative (this is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not determined the effect of the adoption of SFAS No. 133 on the Company's results of operations or statement of financial position.

Note 4: ESOP Termination

  During the third quarter the Board of Directors approved the termination of the Cooker Restaurant Corporation Employee Stock Ownership Plan (the "Plan"). The effective date of the termination was June 30, 1998. The Plan termination did not have a significant impact on the Company's consolidated financial position, results of operations, or cash flows.

Note 5: Derivative Financial Instruments

  The fair value of the interest rate swap agreement approximated ($1,192,000) at September 27, 1998. The fair value is estimated using option pricing models that value the potential for swaps to become in-the-money (liability) through changes in interest rates during the remaining term of the agreement.

Note 6: Subsequent Events

  On August 11, 1998, the Company announced that it intended to commence a Dutch Auction tender offer (the "Offer") to purchase for cash up to 4,000,000 shares of its issued and outstanding common stock, without par value, at a purchase price of not greater than $12.00 nor less than $10.50 per share. On August 12, 1998, the Company filed with the Securities and Exchange Commission an Issuer Tender Offer Statement on Schedule 13-E4 (the "Statement") relating to the Offer. The Statement was subsequently amended on August 21, 1998; September 11, 1998; September 18, 1998; and October 5, 1998.

  The Offer expired at 5:00 p.m. on Friday, September 28, 1998. As a result of the Offer, 7,097,630 shares were properly tendered at the tendering price of $10.50. Accordingly, the number of shares actually purchased from each shareholder tendering at $10.50 (other than holders of fewer than 100 shares, whose shares were not subject to proration) was prorated based upon the proration method described in the Offer. The final proration factor was approximately 56.21%. On Monday, October 5, 1998, the Company purchased 4,006,298 of its common stock, without par value, at a price of $10.50 per share. Pursuant to the terms of the Offer, the total number of shares purchased by the Company exceeded 4,000,000 because the Company exercised its right to purchase additional shares from tendering shareholders who otherwise hold fewer than 100 shares after the share repurchase as a result of proration. The shares of stock purchased in the Offer represent approximately 39% of the 10,159,354 shares of common stock issued and outstanding immediately prior to the Offer on August 11, 1998. Subsequent to the purchase, the Company had approximately 6,153,056 shares of its common stock, without par value, issued and outstanding.

  To finance the purchase, the Company entered into debt finance agreements with NationsBank of Tennessee, N.A. ("NationsBank"), First Union National Bank ("First Union"), and The CIT Group/Equipment Financing, Inc. ("CIT"). The agreement with NationsBank and First Union provides for a credit facility of $62,500,000, of which $52,500,000 is a term loan (the "Term Loan") with NationsBank and First Union and $10,000,000 is a revolving loan (the "Revolver") with NationsBank only. The agreement is secured by 36 properties owned by the Company. The Term Loan is funded by NationsBank and First Union. In conjunction with the new financing, NationsBank provided funding of $55,500,000, less applicable fees of $156,000. Of this amount, approximately $27,856,000 was used to pay off the existing First Union revolving Line of Credit, which had an outstanding balance of $27,500,000 at September 27, 1998, as well as an additional existing loan and accrued interest and fees. Subsequent to the pay off of the existing First Union revolving Line of Credit, First Union provided the Company with a term loan of $22,500,000, which was used to repay a portion of the amount provided by NationsBank. As a result of these transactions, the Company has a Term Loan outstanding in the amount of $52,500,000, of which $30,000,000 is owed to NationsBank and $22,500,000 is owed to First Union. The remaining amount received from NationsBank of $3,000,000 represents a draw against the new $10,000,000 Revolver. Under the terms of the agreement, the Term Loan will mature on March 24, 2004. Interest on the Term Loan and Revolver is LIBOR plus an applicable margin, which, per the terms of the agreement, may vary between 1.0% and 2.25%, depending on the Company's ratio of funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA). Commencing October 1, 1998, the Company will make interest-only payments on the Term Loan and any outstanding amounts against the Revolver through March 24, 1999. No later than March 24, 1999, the Company may enter into a second closing with First Union and NationsBank, at which time the Term Loan and the Revolver may be renewed at $62,500,000 or 70% of the value of the properties pledged as collateral, whichever is less. Commencing in March of 1999, the Company will make equal monthly payments of approximately $356,000 on the First Union debt amount, representing principal and interest, and principal payments of approximately $167,000, plus interest, on the NationsBank debt through March 24, 2004, at which time, all remaining amounts, principal and interest, on the Term Loan and the Revolver will be due in full.

  In addition to the loans from First Union and NationsBank, the Company entered into a loan agreement with CIT in the amount of $18,000,000. This loan is secured by certain equipment owned by the Company. Interest on the loan with CIT is at LIBOR plus 1.85%. Monthly payments of approximately $268,000, including principal and interest, will commence in October of the current year and will continue through September 2003, at which time the remaining principal balance, plus accrued interest, will be due in full.

Note 7: Pro Forma Financial Statement Disclosure

  As disclosed in Note 6 to the unaudited condensed consolidated financial statements, subsequent to the quarter ended September 27, 1998, the Company completed its Tender Offer and repurchased 4,006,298 of its common shares, no par value. In conjunction with the purchase, the Company entered into new long-term debt agreements with NationsBank, First Union, and CIT.

  As a result of these transactions, assuming they occurred at the beginning of the current year, total debt of the Company at September 27, 1998 would have been $88,415,000, of which, $1,615,000 would be classified as current and $86,800,000 as long-term, rather than the reported total debt of $42,415,000, of which $6,615,000 is classified as current and $35,800,000 is classified as long-term. The difference of $46,000,000 represents the additional NationsBank and CIT debt acquired, offset by the reduction in the First Union debt of $5,000,000. In addition, the cash balance of the Company would have been $5,631,000, rather than the reported amount of $1,697,000, representing the additional funds available after consummation of the borrowings and the subsequent purchase of the common shares and payment of related miscellaneous fees. Also, the balance of Treasury Stock reported at September 27, 1998 would have been ($46,403,000) rather than the reported amount of ($4,337,000), reflecting the purchase of 4,006,298 common shares at a price of $10.50 per share.

  Additionally, the weighted-average number of shares outstanding for the three months and nine months ended September 27, 1998 for the purpose of computing basic and diluted earnings per share would change assuming the transaction had occurred at the beginning of the current year. For the three months ended September 27, 1998, the number of weighted-average shares outstanding for the purpose of calculating basic and diluted earnings per share would have been 6,167,000 and 6,307,000, respectively. For the nine months ended September 27, 1998, the number of weighted-average shares outstanding for the purpose of calculating basic and diluted earnings per share would have been 6,102,000 and 6,241,000, respectively.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "believe," "anticipate," "project," and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operations and as part of other sections of this Report or other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions. These statements are based on management's present assumptions as to future trends, including economic trends, prevailing interest rates, the availability and cost of raw materials, the availability of capital resources necessary to complete the Company's expansion plans, government regulations, especially regulations regarding taxes, labor and alcoholic beverages, competition, consumer preferences, and similar factors. Changes in these factors could affect the validity of such assumptions and could have a materially adverse effect on the Company's business.

RESULTS OF OPERATIONS

  The following table sets forth as a percentage of sales certain items appearing in the Company's statements of income.

                                                COOKER RESTAURANT CORPORATION
                                                    RESULTS OF OPERATIONS
                                                         (UNAUDITED)
                                                                Three Months Ended                 Nine Months Ended
                                                           September 27,    September 28,    September 27,    September 28,
                                                                1998             1997             1998             1997
                                                           -------------    -------------    -------------    -------------
Sales                                                          100.0            100.0            100.0            100.0
                                                               -----            -----            -----            -----

Cost of sales:
   Food and beverage                                            28.9             28.7             28.6             28.7
   Labor                                                        35.8             34.6             35.0             34.4
   Restaurant operating expenses                                19.0             17.7             18.2             17.2
   Restaurant depreciation                                       4.1              3.3              3.9              3.2
   General and administrative                                    7.0              7.4              6.4              6.6
   Interest expense, net                                         2.0              1.4              1.8              1.2
                                                               -----            -----            -----            -----

                                                                96.8             93.1             93.9             91.3
                                                               -----            -----            -----            -----
Income before income taxes and cumulative effect of
  a change in accounting principle                               3.2              6.9              6.1              8.7
Provision for income taxes before cumulative effect
  of a change in accounting principle                            1.1              2.4              1.9              3.0
                                                               -----            -----            -----            -----
       Income before cumulative effect of a change in
         accounting principle                                    2.1              4.5              4.2              5.7
Cumulative effect of a change in accounting for
  preoperational costs (less tax of $253)                        0.0              0.0              0.0              0.5
                                                               -----            -----            -----            -----

Net income                                                       2.1              4.5              4.2              5.2
                                                               =====            =====            =====            =====

  Sales for the third quarter of fiscal 1998 increased 11.3% to $38,018,000 compared to sales of $34,167,000 for the third quarter of fiscal 1997. For the nine month period, sales increased 18.5% to $118,407,000 compared to sales of $99,895,000 in the same period last year. The increases for both the third quarter and the nine months are due primarily to the opening of new Restaurants. Same store sales were down 2.0% for the quarter. Third quarter average unit volumes per operating week of $45,640 were down 4.9% from last year. The average check of $11.18 was up 2.6% from last year.

  The third quarter and the nine months cost of food and beverage as a percentage of sales were up 20 basis points and down 10 basis points, respectively, from the same period last year to 28.9% for the third quarter and 28.6% for the nine months. The increase in the third quarter is primarily due to high poultry prices for the quarter, as well as a $4 per case increase in the price of potatoes in September. Dairy prices also increased during the quarter, while meat and produce costs were stable.

  Labor cost as a percentage of sales for the third quarter was up 120 basis points from last year, due mainly to decreased sales for the quarter as well as increased bonus costs. Labor cost for the nine months of fiscal 1998 increased from 34.4% to 35.0%, due mainly to the increase experienced in the third quarter.

  Restaurant operating expense for the third quarter increased to 19.0% as a percent of sales. Areas showing increased spending were utilities, marketing and administration, due to additional store openings, continued marketing efforts, and a much hotter than normal summer. In addition, percentages were affected by decreased average unit volume for the quarter. Restaurant operating expense for the nine month period increased from 17.2% in 1997 to 18.2% in 1998. The increases again came from utilities, administration and marketing.

  General and administrative expenses for the third quarter of 7.0% were 40 basis points below last year; nine months expense of 6.4% was 20 basis points lower than last year. The decrease in the third quarter was due to a decrease in the number of stores opening during the quarter compared to the same period in the prior year.

  The provision for income taxes in the third quarter as a percentage of income before taxes was 34.0%, compared to 34.3% for the third quarter of 1997. The nine months provision for income taxes as a percentage of income before taxes was 31.6% compared to 34.3% in the prior year. The decrease in the current nine month period is due in part to a restructuring of state and local tax reporting, but mainly to a reduced liability in the amount of $175,000 for a prior year audit.

  Net interest expense for the third quarter of 2.0% was 60 basis points more than last year. For the nine months, interest expense of 1.8% was 60 basis points higher than last year. The increase in net interest expense in the third quarter and nine months are the result of increased borrowings on the Company's line of credit as compared to last year.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's operations are subject to factors outside its control. Any one, or combination of these factors could materially affect the results of the Company's operations. These factors include: (a) changes in the general economic conditions in the United States, (b) changes in prevailing interest rates, (c) changes in the availability and cost of raw materials, (d) changes in the availability of capital resources necessary to complete the Company's expansion plans, (e) changes in Federal and State regulations or interpretations of existing legislation, especially concerning taxes, labor and alcoholic beverages, (f) changes in the level of competition from current competitors and potential new competition, and (g) changes in the level of consumer spending and customer preferences. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those anticipated results described in those forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

  On August 11, 1998, the Company announced that it intended to commence a Dutch Auction tender offer (the "Offer") to purchase for cash up to 4,000,000 shares of its issued and outstanding common stock, without par value, at a purchase price of not greater than $12.00 nor less than $10.50 per share. On August 12, 1998, the Company filed with the Securities and Exchange Commission an Issuer Tender Offer Statement on Schedule 13-E4 (the "Statement") relating to the Offer. The Statement was subsequently amended on August 21, 1998; September 11, 1998; September 18, 1998; and October 5, 1998.

  The Offer expired at 5:00 p.m. on Friday, September 28, 1998. As a result of the Offer, 7,097,630 shares were properly tendered at the tendering price of $10.50. Accordingly, the number of shares actually purchased from each shareholder tendering at $10.50 (other than holders of fewer than 100 shares, whose shares were not subject to proration) was prorated based upon the proration method described in the Offer. The final proration factor was approximately 56.21%. On Monday, October 5, 1998, the Company purchased 4,006,298 of its common stock, without par value, at a price of $10.50 per share. Pursuant to the terms of the Offer, the total number of shares purchased by the Company exceeded 4,000,000 because the Company exercised its right to purchase additional shares from tendering shareholders who otherwise hold fewer than 100 shares after the share repurchase as a result of proration. The shares of stock purchased in the Offer represent approximately 39% of the 10,159,354 shares of common stock issued and outstanding immediately prior to the Offer on August 11, 1998. Subsequent to the purchase, the Company had approximately 6,153,056 shares of its common stock, without par value, issued and outstanding.

  To finance the purchase, the Company entered into debt finance agreements with NationsBank of Tennessee, N.A. ("NationsBank"), First Union National Bank ("First Union"), and The CIT Group/Equipment Financing, Inc. ("CIT"). The agreement with NationsBank and First Union provides for a credit facility of $62,500,000, of which $52,500,000 is a term loan (the "Term Loan") with NationsBank and First Union and $10,000,000 is a revolving loan (the "Revolver") with NationsBank only. The agreement is secured by 36 properties owned by the Company. The Term Loan is funded by NationsBank and First Union. In conjunction with the new financing, NationsBank provided funding of $55,500,000, less applicable fees of $156,000. Of this amount, approximately $27,856,000 was used to pay off the existing First Union revolving Line of Credit, which had an outstanding balance of $27,500,000 at September 27, 1998, as well as an additional existing loan and accrued interest and fees. Subsequent to the pay off of the existing First Union revolving Line of Credit, First Union provided the Company with a term loan of $22,500,000, which was used to repay a portion of the amount provided by NationsBank. As a result of these transactions, the Company has a Term Loan outstanding in the amount of $52,500,000, of which $30,000,000 is owed to NationsBank and $22,500,000 is owed to First Union. The remaining amount received from NationsBank of $3,000,000 represents a draw against the new $10,000,000 Revolver. Under the terms of the agreement, the Term Loan will mature on March 24, 2004. Interest on the Term Loan and Revolver is LIBOR plus an applicable margin, which, per the terms of the agreement, may vary between 1.0% and 2.25%, depending on the Company's ratio of funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA). Commencing October 1, 1998, the Company will make interest-only payments on the Term Loan and any outstanding amounts against the Revolver through March 24, 1999. No later than March 24, 1999, the Company may enter into a second closing with First Union and NationsBank, at which time the Term Loan and the Revolver may be renewed at $62,500,000 or 70% of the value of the properties pledged as collateral, whichever is less. Commencing in March of 1999, the Company will make equal monthly payments of approximately $356,000 on the First Union debt amount, representing principal and interest, and principal payments of approximately $167,000, plus interest, on the NationsBank debt through March 24, 2004, at which time, all remaining amounts, principal and interest, on the Term Loan and the Revolver will be due in full.

  In addition to the loans from First Union and NationsBank, the Company entered into a loan agreement with CIT in the amount of $18,000,000. This loan is secured by certain equipment owned by the Company. Interest on the loan with CIT is at LIBOR plus 1.85%. Monthly payments of approximately $268,000, including principal and interest, will commence in October of the current year and will continue through September 2003, at which time the remaining principal balance, plus accrued interest, will be due in full.

  The net proceeds from the above loans were used to purchase the shares tendered as a result of the Offer, as well as for normal capital requirements of the Company.

  Excluding the Offer, the Company's principal capital requirements are for working capital, new restaurant openings and improvements to existing restaurants. The majority of the Company's financing for operations, expansion and working capital is provided by internally generated cash flows from operations and, prior to the above new financing arrangements, borrowings under a revolving term loan agreement with First Union, which had an outstanding balance of $27,500,000 at September 27, 1998. The Company's new $10,000,000 Revolver with NationsBank had an available credit line of $7,000,000 subsequent to the purchase of common stock associated with the Offer.

  During the nine months ended September 27, 1998, the Company opened five new units. Capital expenditures for these new units and the refurbishing and remodeling of existing units totaled $13,651,000 and were funded by cash flows of $8,451,000 from operations, and the Company's available cash balances. The Company intends to open an additional 2 restaurants in 1998 for a total of 7 new restaurants. The Company had previously planned to open a total of 12 restaurants in 1998, but in January 1998, after reviewing the results of 1997, including lower earnings per share in 1997 as compared to 1996 and a consequent decline in Common Share prices, the Board of Directors determined to delay the opening of 5 restaurants in order to allow senior management to focus their efforts on rebuilding average unit volumes and Shareholder value. Total cash expenditures for the 1998 expansion are estimated to be approximately $14.5 million. The Company believes that cash flows from operations together with borrowings under the new Term Loan and Revolver, as discussed above, will be sufficient to fund the planned expansion, ongoing maintenance and remodeling of existing restaurants as well as other working capital requirements.

  The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risk. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At September 27, 1998, the Company was party to an interest rate swap agreement with a termination date of September 28, 2001. The agreement entitles the Company to receive from the counterparty (a major bank), the amounts, if any, by which the Company's interest payments on $27,500,000 of its floating LIBOR debt (included in the $52,500,000 Term loan and the $10,000,000 Revolver) exceed 6.25 percent through the termination date. No amounts were received by the Company during the quarter ended September 27, 1998.

  The fair value of the interest rate swap agreement approximated ($1,192,000) at September 27, 1998. The fair value is estimated using option pricing models that value the potential for the swaps to become in-the-money (liability) through changes in interest rates during the remaining term of the agreement.

  The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

  In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder (the "Loan"), the Chairman of the Board. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). As refinanced and extended, the Loan from the Bank bears interest at the Bank's prime rate or LIBOR plus 2%, and was secured by 570,000 Common Shares and is guaranteed by the Company in the principal amount up to $6,250,000, including capitalized interest. Pursuant to the loan agreement between Mr. Seelbinder and the Bank, any reduction of the principal amount outstanding under the Loan shall not entitle Mr. Seelbinder to the advancement of additional funds under the Loan. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the Loan prior to calling on the Company for its guaranty. The term of the Loan has been extended until January 31, 1999. Pursuant to the Offer Mr. Seelbinder tendered 737,562 shares, approximately 99% of the outstanding Common Shares that he owned, including all 570,000 shares which secured the Loan. Approximately 414,555 shares were taken up in the Offer for a total price of approximately $4,352,827. Pursuant to Mr. Seelbinder's letter to the Company dated September 17, 1998, the net after tax proceeds of the sale of 167,652 shares or approximately $1,408,276 were applied by Mr. Seelbinder to the repayment of certain personal indebtedness and tax liabilities, the remaining net after tax proceeds (approximately $2,073,985) were applied to the Loan and the remaining 323,007 Common Shares were returned to the Bank. As of October 15, 1998, the amount of the Loan outstanding, including capitalized and accrued interest, was approximately $3,574,025 and the undiscounted fair market value of the pledged shares was approximately $2,180,297, based upon a market price of $6.75 per common share. The guaranty secures the loan until it is paid or refinanced without a guaranty. The Company would fund any obligation it incurs under the terms of its guaranty from additional borrowing under its Revolver. There can be no assurance that the Loan will be repaid or refinanced at January 31, 1999, on terms that will not result in continuing the guaranty or in a material payment. Mr. Seelbinder agreed to pay to the Company a guaranty fee each year that the guaranty remains outstanding beginning on March 9, 1994, the date the Company first issued its guaranty of the Loan. The amount of the guaranty fee is 1/4 percent of the outstanding principal amount of the guaranteed loan on the date that the guaranty fee becomes due. Mr. Seelbinder has agreed to use at least on-half of any incentive bonus paid to him by the Company to pay principal and interest on the Loan beginning with any incentive bonus paid for fiscal year 1998. Mr. Seelbinder has also agreed to make payments on the Loan in amounts sufficient to ensure that the Loan balance on January 31, 1999, does not exceed 90 percent of the Loan balance on January 31, 1998.

  Because the value of the shares pledged to secure the Loan at October 15, 1998, and on the date of this filing was less than the amount required under the terms of the Loan, the Bank has the right to require Mr. Seelbinder to provide more collateral or to pay down the Loan. The Bank has indicated to Mr. Seelbinder and to the Company that it will require a cash deposit in such amount to satisfy the collateral shortfall as a result of the decreased price of the Company's common stock. The Bank, the Company and Mr. Seelbinder have reached a preliminary agreement concerning such deposit under which, Mr. Seelbinder will pay $200,000 to the Bank, the Bank will extend the maturity of the Loan to January 31, 2000, the Company will make a cash deposit of approximately $1,400,000 in the Bank which will be revalued monthly and Mr. Seelbinder will reimburse the Company for the amount by which the interest on the deposit is less than the interest the Company pays for funds under its Term Loan and Revolver. The Company may obtain some part of the funds necessary to make the deposit from the Revolver. This use of the Company's funds will not materially affect its working capital or its ability to implement its capital expenditure plan or make improvements and betterments on its properties. Mr. Seelbinder has also informed the Company that following the consummation of the Offer and the repayment of a portion of the Loan, he intends to discuss with the Bank or other financing sources the refinancing of the balance of the Loan. There can be no assurance that such refinancing will occur or that, if the Loan is refinanced, the guaranty will not remain outstanding or that the deposit will be returned to the Company.

YEAR 2000

  The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The majority of the Company's systems are purchased from outside vendors. The Company is currently in the process of assessing whether it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. Those installed systems which are not currently able to fully function in the Year 2000 either have new versions available which are Year 2000 compliant, or the vendor has committed to a Year 2000 compliant release in sufficient time to allow installation and testing prior to critical cutover dates. The Company is also in the process of completing its inventory of computer information technology and non-information technology hardware systems to assess Year 2000 compliance. In addition to the Company's internal systems and hardware, the Company is preparing to assess the Year 2000 readiness of its vendors. As a part of this assessment, the Company will ask each major vendor to inform the Company of its (the vendor's) Year 2000 readiness and initiatives. To the extent that the Company's vendors do not provide the Company with satisfactory evidence of their readiness for the Year 2000 issue, contingency plans will be developed.

  The Company has developed a plan to address the possible exposures related to the impact on its computer systems of the Year 2000 problem. The plan provides for the conversion efforts to be completed on all critical systems by the end of 1999. The Company expects that the maximum cost which could be incurred in conjunction with the testing and remediation of all hardware and software systems and applications would be approximately $500,000 through completion in fiscal year 1999, of which, approximately $10,000 has been incurred to date. Such costs have been and will be funded by the Company's operating cash flows.

  The cost of the Company's plan to address the Year 2000 issue and the anticipated date on which the Company plans to complete the necessary Year 2000 conversion efforts are based on management's best estimates, which were derived from numerous assumptions of future events, including the availability of resources, vendor remediation plans, and other factors. As a result, there can be no assurance that the Company, or other companies with whom the Company conducts business, will successfully address the Year 2000 problem in a timely manner, or at all, or that the Year 2000 problem will not have a material adverse effect on the Company's business or operations.

NEW ACCOUNTING PRONOUNCEMENTS

  Effective December 29, 1997, the Company adopted SFAS No. 130 "Reporting Comprehensive Income," and No. 131 "Disclosure about Segments of an Enterprise and Related Information." The adoption of these pronouncements did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative (this is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not determined the effect of the adoption of SFAS No. 133 on the Company's results of operations or statement of financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

ITEM 5. OTHER INFORMATION.

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)      THE FOLLOWING EXHIBITS ARE FILES AS PART OF THIS REPORT.

3. ARTICLES OF INCORPORATION AND BY-LAWS.

Exhibit 3.1

Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to exhibit 28.2 of Registrant's quarterly report on for 10-Q for the fiscal quarter ended March 29, 1992; Commission File No. 0-16806).

Exhibit 3.2

Amended and Restated Code of Regulations of the Registrant (incorporated by reference to exhibit 4.5 of the Registrant's quarterly report on for 10-Q for the fiscal quarter ended April 1, 1990; Commission File No. 0-16806).

4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

Exhibit 4.1

See Articles FOURTH, FIFTH and SIXTH of the Amended and Restated Articles of Incorporation of the Registrant (see Exhibit 3.1 above).

Exhibit 4.2

See Articles One, Four, Seven and Eight of the Amended and Restated Code of Regulations of the Registrant (see Exhibit 3.2 above).

Exhibit 4.3

Rights Agreement dated as of February 1, 1990, between the Registrant and National City Bank (incorporated by reference to Exhibit 1 of the Registrant's Form 8-A filed with the Commission on February 9, 1990; Commission File No. 0-16806).

Exhibit 4.4

Amendment to Rights Agreement dated as of November 1, 1992, between the Registrant and National City Bank (incorporated by reference to exhibit 4.4 of Registrant's annual report on Form 10-K for the fiscal year ended January 3, 1993 (the "1992 Form 10-K"); Commission File No. 0-16806).

Exhibit 4.5

Letter dated October 29, 1992, from the Registrant to First Union National Bank of North Carolina (incorporated by reference to Exhibit 4.5 to the 1992 form 10-K).

Exhibit 4.6

Letter dated October 29, 1992, from National City Bank to the Registrant (incorporated by reference to Exhibit 4.6 to the 1992 form 10-K).

Exhibit 4.7

See sections 7.4 of the Amended and Restated Loan Agreement dated December 22, 1995 between the Registrant and First Union National Bank of Tennessee (incorporated by reference to Exhibit 10.4 of the Registrant's annual report on From 10-K for the fiscal year ended December 31, 1995; Commission File No. 0-16806).

10. MATERIAL CONTRACTS.

Exhibit 10.20

Loan Agreement dated September 24, 1998, between the Registrant and First Union National Bank and NationsBank of Tennessee, N.A., both national banking associations. Page 19 in the manually signed original.

Exhibit 10.21

Loan agreement between the Registrant and The CIT Group/Equipment Financing, Inc. Page 88 in the manually signed original.

Exhibit 10.22

Letter dated September 17, 1998 from G. Arthur Seelbinder to the Registrant (incorporated by reference to Exhibit (c)(10) to Amendment No. 3 to the Registrant's Schedule 13E-4 filed on September 18, 1998; Commission File No. 0-16806).

27.      FINANCIAL DATA SCHEDULES.

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).

(B)      REPORTS ON FROM 8-K

No report on Form 8-K was filed by the Registrant during the fiscal quarter ended September 27, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COOKER RESTAURANT CORPORATION
                                  (The "Registrant")
Date: November 13, 1998
                                  By: /s/ G. Arthur Seelbinder
                                      -----------------------------------------
                                      G. Arthur Seelbinder
                                      Chairman of the Board of Directors, Chief
                                      Executive Officer, and Director
                                      (principal executive officer and duly
                                      authorized officer)

                                  By: /s/ Mark W. Mikosz
                                      -----------------------------------------
                                      Mark W. Mikosz
                                      Vice President - Chief Financial Officer
                                      (principal financial and accounting
                                      officer)

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                            ------------------------


                          COOKER RESTAURANT CORPORATION


                            ------------------------


                           FORM 10-Q QUARTERLY REPORT

                          FOR THE FISCAL QUARTER ENDED:

                               SEPTEMBER 27, 1998


                            -------------------------


                                    EXHIBITS


                            -------------------------


--------------------------------------------------------------------------------

Exhibit 3.1

Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to exhibit 28.2 of Registrant's quarterly report on for 10-Q for the fiscal quarter ended March 29, 1992; Commission File No. 0-16806).

Exhibit 3.2

Amended and Restated Code of Regulations of the Registrant (incorporated by reference to exhibit 4.5 of the Registrant's quarterly report on for 10-Q for the fiscal quarter ended April 1, 1990; Commission File No. 0-16806).

Exhibit 4.1

See Articles Fourth, Fifth and Sixth of the Amended and Restated Articles of Incorporation of the Registrant (see Exhibit 3.1 above).

Exhibit 4.2

See Articles One, Four, Seven and Eight of the Amended and Restated Code of Regulations of the Registrant (see Exhibit 3.2 above).

Exhibit 4.3

Rights Agreement dated as of February 1, 1990, between the Registrant and National City Bank (incorporated by reference to Exhibit 1 of the Registrant's Form 8-A filed with the Commission on February 9, 1990; Commission File No. 0-16806).

Exhibit 4.4

Amendment to Rights Agreement dated as of November 1, 1992, between the Registrant and National City Bank (incorporated by reference to exhibit 4.4 of Registrant's annual report on Form 10-K for the fiscal year ended January 3, 1993 (the "1992 Form 10-K"); Commission File No. 0-16806).

Exhibit 4.5

Letter dated October 29, 1992, from the Registrant to First Union National Bank of North Carolina (incorporated by reference to Exhibit 4.5 to the 1992 form 10-K).

Exhibit 4.6

Letter dated October 29, 1992, from National City Bank to the Registrant (incorporated by reference to Exhibit 4.6 to the 1992 form 10-K).

Exhibit 4.7

See sections 7.4 of the Amended and Restated Loan Agreement dated December 22, 1995 between the Registrant and First Union National Bank of Tennessee (incorporated by reference to Exhibit 10.4 of the Registrant's annual report on From 10-K for the fiscal year ended December 31, 1995; Commission File No. 0-16806).

Exhibit 4.8

Indenture dated as of October 28, 1992, between the Registrant and First Union National Bank of North Carolina, as Trustee (incorporated by reference to
Exhibit 2.5 of the Registrant's Form 8-A filed with the Commission on November 10, 1992; Commission File No. 0-16806).

Exhibit 10.20

Loan Agreement dated September 24, 1998, between the Registrant and First Union National Bank and NationsBank of Tennessee, N.A., both national banking associations.

Exhibit 10.21

Loan Agreement dated September 24, 1998, between the Registrant and The CIT Group/Equipment Financing, Inc.

Exhibit 10.22

Letter dated September 17, 1998 from G. Arthur Seelbinder to the Registrant (incorporated by reference to Exhibit (c)(10) to Amendment No. 3 to the Registrant's Schedule 13E-4 filed on September 18, 1998; Commission File No. 0-16806).

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).