Form 10-K
period 1999-01-03
COOKER RESTAURANT CORP /OH/
filed 1999-04-02
CIK 832412

<SEQUENCE>1
[DESCRIPTION]COOKER RESTAURANT CORPORATION   FORM 10-K

               			  SECURITIES AND EXCHANGE COMMISSION
                      				WASHINGTON, DC 20549
               			       _____________________
                      				     FORM 10-K
		     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
	      SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 3, 1999



| |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

		       Commission file number: 1-13044

		       COOKER RESTAURANT CORPORATION
-------------------------------------------------------------------------------
	  (Exact Name of Registrant as Specified in its Charter)

	     OHIO                              62-1292102
-------------------------------------------------------------------------------
   (State or Other Jurisdiction            (I.R.S. Employer
 of Incorporation or Organization)        Identification No.)

5500 Village Boulevard, West Palm Beach, Florida         33407
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:  (561) 615-6000

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                   Name of Exchange on Which Registered
------------------------                 ------------------------------------
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

       Yes |X|    No | |

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

    The aggregate market value of Common Shares held by non-affiliates of the Registrant on April 2, 1999, was $28,105,000.

    The number of Common Shares outstanding on April 2, 1999, was 6,177,000.

    The following documents have been incorporated by reference into this Form 10-K:

	  Document                                              Part of Form 10-K
	  --------                                              -----------------
The Registrant's definitive Proxy Statement for
its 1999 Annual Meeting of Shareholders                  Part III

PART I

Item 1. Business.

General

    At April 3, 1999, the Registrant owned and operated 68 full-service "Cooker (sm)" restaurants (the "Restaurants") located in Florida, Georgia, Indiana, Kentucky, Michigan, North Carolina, Ohio, Tennessee and Virginia. Restaurants average approximately 7,900 square feet and 255 seats, and are designed to provide traditional and comfortable dining experiences rather than a theme atmosphere or menu. The Registrant provides an attractive value to customers by offering a moderately-priced, full menu of high quality food served in generous portions. The menu includes appetizers, soups, salads, chicken, fish, beef and pasta entrees, sandwiches, burgers and desserts, most of which are created from original recipes and prepared from scratch using fresh ingredients. Entree selections generally range in price from $4.49 to $14.99 and, in 1998, the average check per person was approximately $11.34. The Registrant is committed to providing prompt, friendly and efficient customer service as reflected by its "100% Satisfaction Guarantee" policy and by its having what the Registrant believes is a higher ratio of service personnel to customers and a greater number of managers per Restaurant than many of its competitors.

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

    Original Recipes Made From Scratch. Cooker provides an attractive value to customers by offering a moderately- priced, full menu of high quality food served in generous portions. Most of the items on Cooker's menu are created from original recipes and prepared from scratch using fresh ingredients, which the Registrant believes results in more flavorful food. The menu is re-evaluated in June and December of each year when the least popular items from each category (appetizers, entrees and desserts) are removed from the menu and replaced with new items created by the Registrant's culinary team. Each menu item is researched and tested in the Registrant's test kitchen and in Restaurants to ensure customer acceptance.

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

Menu

    Cooker provides an attractive value to customers by offering a moderately-priced, full menu of high quality food and beverage items served in generous portions. The menu features 66 dishes including appetizers, soups, salads, chicken, fish, beef and pasta entrees, sandwiches, burgers and desserts. Most of the items on the menu are created from original recipes and prepared from scratch using fresh ingredients, which the Registrant believes results in more flavorful food. Lunch and dinner entrees generally range in price from $4.49 to $14.99 and in 1998 lunch accounted for approximately 40% of sales. The average check per person in 1998 was approximately $11.34. Each Restaurant offers alcoholic beverages including liquor, wine and beer, which constituted approximately 10.2% of sales in 1998. The Registrant re-evaluates its menu in June and December of each year, and the least popular items from each category are removed from the menu and replaced with new items created by the Registrant's culinary team. Each menu item and recipe is researched and tested in the Registrant's test kitchen and in the Restaurants to ensure customer acceptance.

Design

    The Restaurants are designed to be comfortable and functional, with a decor that includes materials such as mahogany, slate, marble and tile. The average Restaurant is approximately 7,900 square feet (of which approximately 40% is devoted to kitchen and services areas) with seating for approximately 255 customers. Most of the Restaurants opened in 1998 have in excess of 8,000 square feet and seat approximately 260 customers. The majority of the seating is in booths, which enhances customer privacy and comfort. Each Restaurant also has a separate bar area which has stool and booth seating. The Registrant believes that the typical Restaurant kitchen is comparatively large by industry standards and is designed for quality and speed of food preparation. These kitchens permit the Registrant to be flexible in the types of food items which can be prepared and to adapt to changing customer tastes and preferences.

Development and Expansion

    The Registrant is an Ohio corporation which was the surviving corporation of the merger of affiliated corporations in 1988. At that time the Registrant operated six restaurants. By 1990, the Registrant increased its total number of units to 10. The following table sets forth the Registrant's unit growth since 1990:


Year              1990  1991 1992 1993 1994 1995 1996 1997 1998
Restaurants Open
at Start of Year   10    12   15   20   29   35   37   47   60

Restaurants Opened
During Year         2     3    5    9    6   3*   11*  13    7

___________________
* The Registrant closed one Restaurant in Florence, Kentucky in
1995 and one in Palm Harbor, Florida in 1996. Both locations have been leased to third parties.

    The Registrant opened 7 Restaurants in 1998 and has opened 2 Restaurants to date in 1999. Additionally, the Registrant has closed one Restaurant in 1999 in Bethesda, Maryland. The Registrant currently does not plan to close any additional Restaurants during 1999.

    The Registrant intends to open an additional 3 Restaurants in 1999 which would result in the Registrant opening a total of 5 new Restaurants in 1999. A majority of potential future locations for openings in 1999 are either under construction or negotiations for those locations are currently in progress. The Registrant anticipates that cash on hand along with funds generated from operations and bank borrowings will be sufficient to finance these Restaurants. Further expansion will be dependent on, among other things, the Registrant's future operations, the availability of capital, desirable site locations, the ability to attract qualified employees, securing appropriate local government approvals, and future economic conditions. The Registrant has no definite commitments to develop Restaurants after 1999 and there can be no assurance that the Registrant will be able to locate and acquire suitable sites for expansion. There can be no assurance that the Registrant will be able to open the number of Restaurants planned to be opened by it or that such Restaurants will be opened on schedule.

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

Restaurant Operations

    Management and Employees. The Registrant currently has 12 regional managers who are each responsible for supervising between 5 and 7 Restaurants and continuing the development of their management teams. Through regular visits to the Restaurants, the regional managers ensure that the Registrant's concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations. Each of the Restaurants typically has one general manager, one assistant general manager, one kitchen manager and between two and four assistant managers. The general manager of each Restaurant has primary responsibility for the day-to-day operations of the entire Restaurant and is responsible for maintaining the standards of quality and performance established by the Registrant. The average number of management employees in each restaurant is 5.5 and the average number of hourly employees in each Restaurant is approximately 85. Management believes that its success is in part attributable to its high level of service and interaction between its employees and guests.

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

    Advertising and Marketing. The Registrant relies primarily on "word of mouth" advertising to attract customers to its Restaurants. Management believes the "100% Satisfaction Guarantee," made-from-scratch menu items and focus on high-quality service generates a high level of repeat customers and new customer visits. The Registrant did test the use of radio advertising in certain select markets during 1998. The Registrant will continue testing radio advertising in 1999 and will also begin testing television advertising; however, the Registrant will continue to have the primary focus of its limited advertising expenses on local promotions and public relations efforts.

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

Employees

    At April 3, 1999, the Registrant had 6,516 employees, of which 6,067 were Restaurant employees, 408 were Restaurant management personnel, and 41 were corporate staff personnel. None of the Registrant's employees is represented by a labor union or a collective bargaining unit. The Registrant considers relations with its employees to be satisfactory.

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

Item 2. Properties.

    At April 3, 1999, the Registrant operated 68 Restaurants. The following chart shows each of their locations:

Metropolitan Area       Location         Metropolitan Area  Location

Florida                                  Ohio
 Ft. Myers-Cape Coral   Ft. Myers         Cincinnati        Beechmont
 Gainesville            Gainesville       Cincinnati        Governor's Hill
 Melbourne-Titusville
  -Palm Bay             Melbourne         Cincinnati        Paxton Road
 Orlando                Altamonte Springs Cincinnati        Springdale
 Orlando                East Colonial     Cleveland         Rockside
 Tallahassee            Tallahassee       Cleveland         Beachwood
 Tampa-St. Petersburg-
  Clearwater            Busch Blvd.       Cleveland         Cuyahoga Falls
 West Palm Beach        Boynton Beach     Cleveland         Mentor
 West Palm Beach        Villages          Cleveland         Westlake
					  Cleveland         Solon
Georgia                                   Columbus          Bethel Road
 Atlanta                Alpharetta        Columbus          Cleveland Avenue
 Atlanta                Gwinnett          Columbus          East Main Street
 Atlanta                Kennesaw          Columbus          Hamilton Road
 Atlanta                Wildwood          Columbus          Lane Avenue
 Augusta                Augusta           Columbus          Morse Road
					  Columbus          North High Street
Indiana                                   Dayton            Beaver Creek
 Evansville             Evansville        Dayton            Miamisburg-
							     Centerville
 Indianapolis           Keystone          Dayton            Vandalia
 Indianapolis           Willow Lake       Dublin            Dublin
					  Toledo            Toledo
Kentucky                                  Toledo            Sylvania
 Lexington              Lexington         Youngstown        Boardman Township
 Lexington              Harrodsburg
 Louisville             Hurstbourne
			 Plaza           Tennessee
					  Chattanooga       Chattanooga
Michigan                                  Green Hills       Green Hills
 Detroit                Ann Arbor         Johnson City      Johnson City
 Detroit                Auburn Hills      Knoxville         Knoxville
 Detroit                Canton            Memphis           Memphis
 Detroit                Livonia           Memphis           Regalia Center
 Detroit                Novi              Nashville         Hermitage
 Detroit                Sterling Heights  Nashville         Murfreesboro
 Detroit                Troy              Nashville         Parkway
 Grand Rapids           Grand Rapids      Nashville         Rivergate
 Flint-Saginaw          Saginaw           Nashville         West End

North Carolina                           Virginia
 Charlotte              Southpark         Norfolk           Chesapeake
 Raleigh-Durham-
  Chapel Hill           Raleigh           Washington, D.C.  Fairfax

    The Registrant leases 23 Restaurants from unaffiliated lessors with base terms ranging from 7 to 40 years, that include options to extend such leases exercisable by the Registrant. See Note 13 to the Financial Statements for information relating to the lease commitments. The Registrant owns the remaining Restaurants, 36 of which are secured under the Term and Revolving Loan agreement with First Union National Bank and NationsBank of Tennessee.

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

	None.

Item 4. Submission of Matters to a Vote of Security Holders.

	None.

Supplemental Item.      Executive Officers of the Registrant.

	Set forth below is information regarding the executive officers of the Registrant as of January 3, 1999:

G. ARTHUR SEELBINDER, age 55, is a founder of the Registrant. He has been Chairman of the Board, Chief Executive Officer and a director of the Registrant since 1986 and served as President from September 1989 until December 1994. He was Chairman of the Board of Cooker Corporation (a predecessor of the Registrant) from 1984 until 1988 when it was merged into the Registrant. Mr. Seelbinder is also a director and the President of Financial Land Corporation, a real estate holding company. Mr. Seelbinder was a general partner in a single-asset real estate limited partnership that owned and managed an office building in central Ohio. As part of the foreclosure process, a state court appointed a receiver to take over the property owned by the Partnership in December, 1994. The Partnership filed a Chapter 11 petition in the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division, in December, 1995. The Bankruptcy Court dismissed the case in December, 1996.

PHILLIP L. PRITCHARD, age 49, has been a director of the Registrant since 1994 and has served as the President and Chief Operating Officer of the Registrant since December 1994. Prior to joining the Registrant, Mr.Pritchard spent 22 years with GMRI. Most recently, Mr. Pritchard served as Executive Vice President, Operations for GMRI's Red Lobster restaurants from 1986 through 1992 and Executive Vice President, Operations for GMRI's China Coast restaurants from 1992 to 1993. He has an MBA degree from Rollins College Graduate School of Business Administration. On March 24, 1999, Mr. Pritchard resigned as a Director and President and Chief Operating Officer of the Registrant effective April 4, 1999.

MARK W. MIKOSZ, age 50, has been Vice President - Chief Financial Officer of the Registrant since June 1998. Prior to joining the Registrant, Mr. Mikosz was with Roundy's Inc. from 1989 through 1994 where he served in various capacities, including Vice President of Finance, Vice President of Marketing, Division President, and Corporate Director of Financial and Retail Services. Mr. Mikosz has been in the food industry since 1972.

GLENN W. COCKBURN, age 43, is a founder of the Registrant. He has been a director of the Registrant since 1989. In 1991, he was elected Senior Vice President - Operations of the Registrant. He was Vice President - Food Services of the Registrant from 1988 to 1991 and was Vice President of Food Operations of Cooker Corporation from 1986 to 1988 when it was merged into the Registrant.
He is a graduate of the Culinary Institute of America in Hyde Park, New York.

MARGARET A. EPPERSON, age 53, has been Secretary and Treasurer of the Registrant since 1986.

PART II

Item 5.  Market for Registrant's Common Equity and Related
	 Stockholder Matters.

    Common Shares are traded on the New York Stock Exchange
("NYSE") under the symbol "CGR". The prices set forth below reflect high and low sale prices for Common Shares in each of the quarters of 1997 and 1998 as reported by the NYSE.

1998                     High            Low

1st Quarter             $9-7/8          $8-3/16
2nd Quarter             $12-1/8         $9-3/8
3rd Quarter             $10-7/16        $8-3/8
4th Quarter             $9-3/4          $5-1/2

1997                     High            Low

1st Quarter            $12-1/8          $10-1/8
2nd Quarter            $11-1/2          $9-1/8
3rd Quarter            $11-3/16         $9-3/4
4th Quarter            $10-7/8          $9-1/2

    On March 29, 1999, the Registrant had approximately 2,100 shareholders of record.

    The Company declared and paid an annual cash dividend of $.10 per Common Share for fiscal 1998 and of $.07 per Common Share for fiscal 1997, in each case, in February of the following year. Under the Company's loan agreements, dividends may be declared in any fiscal year providing such dividends do not cause the Company to be in default on the loans.

Item 6. Selected Financial Data.

    The selected financial data presented below should be read in conjunction with the Company's Consolidated Financial Statements, the related notes and independent auditors' report, which refers to a change in accounting for preoperational costs, and Management's Discussion and Analysis of Financial Condition and results of Operations included elsewhere in this filing.

                              				      Fiscal Year (d)
                     			   1998     1997     1996     1995    1994
                     			  -----------------------------------------
Sales                     160,546  135,458  110,273  91,678  84,169
Income before cumulative
 effect of a change in
 accounting principle and
 extraordinary item         6,027    6,452    6,732   4,432   2,481
Cumulative effect of
 accounting change,
 net of tax (a)               -      (496)     -       -        -
Extraordinary gain, net
 of tax (b)                   -        -       -       -        484
Net income                  6,027    5,956    6,732   4,432   2,965
			                       =========================================
Basic earnings per
common share (c):
Income before cumulative
 effect of change
 in accounting principle
 and extraordinary item      0.66     0.64     0.75    0.62    0.35
Cumulative effect of change
 in accounting for
 preoperational costs         -      (0.05)    -       -        -
Extraordinary item            -        -       -       -       0.07
Net income                   0.66     0.59     0.75    0.62    0.42
                      			  =========================================
Diluted earnings per
common share (c):
Income before cumulative
 effect of change
 in accounting principle
 and extraordinary item      0.65     0.63     0.72    0.61    0.34
Cumulative effect of change
 in accounting for
 preoperational costs         -      (0.05)    -       -        -
Extraordinary item            -        -       -       -       0.07
Net income                   0.65     0.58     0.72    0.61    0.41
                     			  =========================================

Long-term obligations      82,712   42,917   16,822  35,975  28,600
Total assets              153,267  142,921  114,633  83,181  70,852
Dividends per share          0.10     0.07     0.06    0.05    0.05

Proforma amounts assuming
 change in accounting
 principle is applied
 retroactively; (a) (c)
Net income                    -      6,452    6,442   4,667   3,561
Earnings per share - basic    -       0.64     0.72    0.65    0.50
Earnings per share - diluted  -       0.63     0.69    0.64    0.49

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

(c) In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which establishes new guidelines for the calculation of earnings per share. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share have been computed assuming the exercise of stock options, as well as their related income tax effects. Earnings per share for all prior periods have been restated to reflect the provision of this Statement.

(d) The fiscal years ended on January 3, 1999, December 28, 1997, December 29, 1996, December 31, 1995, and January 1, 1995, respectively.

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

                                  					   Fiscal Year (a)
                                   					1998    1997    1996
                            				       -----------------------
Sales                                   100.0%  100.0%  100.0%
Cost of Sales:
 Food and beverage                       28.7    28.6    28.4
 Labor                                   35.0    34.5    34.5
 Restaurant operating expenses           18.4    17.5    16.8
 Restaurant depreciation                  3.9     3.7     3.3
 General and administrative               5.9     5.5     5.5
 Preoperational costs                     0.6     1.6     0.9
 Impairment of long-lived assets          -       0.3     -
 Interest expense                         2.5     1.3     1.3
 Loss (gain) on sale of property         (0.1)   (0.1)   -
 Interest and other income               (0.2)   (0.1)   (0.2)
                             				       -----------------------
                                   					 94.7    92.8    90.5

Income before income taxes and
 cumulative effect of a change
 in accounting principle                  5.3     7.2     9.5
Provision for income taxes before
 cumulative effect of a change
 in accounting principle                  1.6     2.5     3.4
                                   					----------------------
Income before cumulative effect of
 a change in accounting principle         3.7     4.7     6.1
Cumulative effect of a change in
 accounting for preoperational
 costs, net of tax                        -       0.4     -
                                   					----------------------
Net income                                3.7     4.3     6.1
                                   					======================

(a) The fiscal years ended on January 3, 1999, December 28, 1997, and December 29, 1996, respectively.

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

1998 Compared with 1997

    Sales in 1998 of $160,546,000 were $25,088,000 (18.5%) more than sales in
1997. The increase was primarily due to sales from new restaurants opened during fiscal 1998 and from a full year of operation for restaurants opened during 1997. The 1998 openings included restaurants in: West Palm Beach and Tallahassee, Florida; Lexington, Kentucky (2); Evansville, Indiana; Troy, Michigan; Cuyahoga Falls, Ohio; Nashville and Knoxville, Tennessee; and Augusta, Georgia. Same store sales for the year were down 1.2% from the prior year primarily due to increased competition in the Company's market areas.

    The food and beverage costs in 1998 of $46,067,000 increased to 28.7% of sales as compared to 28.6% in the prior year. The increase is primarily due to higher poultry, dairy, and potato prices for the latter part of the year. Other ingredient costs increases were offset by price increases taken during the year.

    Labor cost in 1998 of $56,252,000 increased to 35% of sales as compared to 34.5% in the prior year. The increase was due mainly to decreased sales for certain periods during the year, particularly the third quarter, which were not offset by decreased staffing levels, as well as increased bonus costs. Average hourly wage rate increase were offset by slightly lower hours.

    Restaurant operating expenses in 1998 of $29,519,000 increased to 18.4% of sales as compared to 17.5% in the prior year. Areas showing increased spending were utilities, marketing and administration, due to additional store openings, continued marketing efforts, and a much hotter than normal summer. In addition, percentages were affected by decreased average unit volume for the latter half of the year. Depreciation and amortization as a percent of sales increased 40 basis points over last year as a result of lower average unit sales and higher expense levels at new units.

    General and administrative expense of $9,431,000 were $2,063,000 (28%) more than last year's $7,368,000. The majority of the increase was due to increased marketing expenses incurred as a result of the Company's expanded test-market media advertising during the year.

    The decrease in preoperational expenses of $1,288,000 to $896,000 in 1998 versus $2,184,000 in 1997 was due to a decrease in the number of stores opened in 1998 compared to 1997.

    Interest expense increased $2,234,000 to $4,022,000 from the prior year. During 1998, the Company entered into a new Term Loan agreement with NationsBank of Tennessee and First Union National Bank and a Term Loan with the CIT/Equipment Financing Group, Inc. in conjunction with its repurchase of common stock pursuant to theTender Offer (the "Offer") which was completed on October 5, 1998. The increase in interest expense was due to the additional financing required to complete the Offer purchase of approximately 4,006,000 shares of the Company's common stock.

    The 1998 provision for income taxes decreased to 30.1% from 34.3% in 1997. The decrease in the overall tax rate is the result a reversal in the current year of a previously accrued tax liability for an IRS examination in the amount of $335,000.

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

    The food and beverage costs in 1997 at 28.6% of sales was 20 basis points higher than the previous year. The increase is due to a shift in menu mix to the Combination Platters introduced late in 1996, these entrees have an above average dollar margin, however, their cost as a percent of sales is also higher than average. Other ingredient costs increases were offset by price increases taken during the year.

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

    The increase in preoperational expenses of $1,235,000 was due to a change in the method of accounting for preoperational costs effective December 30, 1996. The change is to expense costs as incurred, rather than capitalizing and then amortizing these costs over future periods, in accordance with new accounting guidance.

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

Liquidity and Capital Resources

    The Company's principal capital requirements are for working capital, new restaurant openings and improvements to existing restaurants. The majority of the Company's financing for operations, expansion and working capital is provided by internally generated cash flows from operations and borrowings under a revolving loan agreement (the "Revolver"), which provides a $10,000,000 line of credit, through March 24, 2004, at which time any outstanding principal balance will be due. As of April 3, 1999, the Company had borrowed $5,500,000 of the $10,000,000 available under the Revolver.

    During 1998, the Company opened 7 new units. Capital expenditures for these new units and the refurbishing and remodeling of existing units totaled $17,518,000 and were funded by cash flows of $12,117,000 from operations and borrowings under prior revolving credit agreements. The Company has opened 2 Restaurants to date in 1999. The Company intends to open an additional 3 Restaurants in 1999 for a total of 5 new restaurants. Total cash expenditures for the 1999 expansion are estimated to be approximately $7.5 million. The Company believes that cash flow from operations together with borrowings from the Revolver will be sufficient to fund the planned expansion, ongoing maintenance and remodeling of existing restaurants as well as other working capital requirements.

    Repayments of principal and interest on the loans acquired in conjunction with the Offer are expected to be financed through normal operating cash flows generated by the Company.

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

    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risk. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At January 3, 1999, the Company was a party to an interest rate swap agreement with a termination date of September 28, 2001. The agreement entitles the Company to receive from the counterparty
(a major bank), the amounts, if any, by which the Company's interest payments on $27,500,000 of its total LIBOR-based floating rate debt (including the $10,000,000 Revolver and two additional term loans with NationsBank and First Union totaling $52,500,000) exceed 6.25 percent through the termination date. No amounts were received by the Company during the year ended January 3, 1999.

    The fair value of the interest swap agreement approximated $(867,000) at January 3, 1999. The fair value is estimated using option pricing models that value the potential for the swaps to become in-the-money (liability) through changes in interest rates during the remaining term of the agreement.

    The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

    In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder (the "Loan"), the Chairman of the Board. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). As refinanced and extended, the Loan from the Bank bears interest at the Bank's prime rate or LIBOR plus 2%, and was secured by 570,000 Common Shares and is guaranteed by the Company in the principal amount up to $6,250,000, including capitalized interest. Pursuant to the loan agreement between Mr. Seelbinder and the Bank, any reduction of the principal amount outstanding under the Loan shall not entitle Mr. Seelbinder to the advancement of additional funds under the Loan. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the Loan prior to calling on the Company for its guaranty. The term of the Loan has been extended until January 31, 2000.

    Pursuant to the Offer, Mr. Seelbinder tendered 737,562 shares, approximately 99% of the outstanding Common shares that he owned, including all 570,000 shares which secured the Loan. Approximately 414,555 shares were taken up in the Offer for a total price of approximately $4,352,827. Pursuant to Mr. Seelbinder's letter to the Company dated September 17, 1998, the net after tax proceeds of the sale of 167,652 shares or approximately $1,408,276 were applied by Mr. Seelbinder to the repayment of certain personal indebtedness and tax liabilities, the remaining net after tax proceeds (approximately $2,073,985) were applied to the Loan and the remaining 323,007 Common shares were returned to the Bank.

    As of February 10, 1999, the amount of the Loan outstanding, including capitalized and accrued interest, was approximately $3,457,569 and the undiscounted fair market value of the pledged shares was approximately $1,898,676, based upon a market price of $6.1875 per common share. The guaranty secures the loan until it is paid or refinanced without a guaranty. The Company would fund any obligation it incurs under the terms of its guaranty from additional borrowing under its Revolver. Mr. Seelbinder agreed to pay to the Company a guaranty fee each year that the guaranty remains outstanding beginning on March 9, 1994, the date the Company first issued its guaranty of the Loan. The amount of the guaranty fee is 1/4 percent of the outstanding principal amount of the guaranteed loan on the date that the guaranty fee becomes due. Mr. Seelbinder has agreed to use at least on-half of any incentive bonus paid to him by the Company to pay principal and interest on the Loan beginning with any incentive bonus paid for fiscal year 1999.

    Because the value of the shares pledged to secure the Loan at February 10, 1999, and on the date of this filing was less than the amount required under the terms of the Loan, the Bank required the Company to make a cash deposit in such amount to satisfy the collateral shortfall as a result of the decreased price of the Company's common stock. The Bank, the Company and Mr. Seelbinder reached a preliminary agreement concerning such deposit under which Mr. Seelbinder paid $150,000 to the Bank, the Bank extended their maturity of the Loan to January 31, 2000, the Company made a cash deposit of approximately $1,600,000 in the Bank which will be revalued monthly, and Mr. Seelbinder will reimburse the Company for the amount by which the interest on the deposit is less than the interest the Company pays for funds under its Term Loan and Revolver. This use of the Company's funds will not materially affect its working capital or its ability to implement its capital expenditure plan or make improvements and betterments on its property. Mr. Seelbinder has also informed the Company that he intends to discuss with the Bank or other financing sources the refinancing of the balance of the Loan. There can be no assurance that such refinancing will occur or that, if the Loan is refinanced, the guaranty will not remain outstanding or that the deposit will be returned to the Company.

Accounting Changes

    Effective December 30, 1996, the Company changed its method of accounting for preoperational costs, costs for employee training and relocation and supplies incurred in connection with the opening of a restaurant to expense these costs as incurred. The Company formerly capitalized these costs and amortized them over a one-year period commencing from the date the restaurant was opened. The change was based upon new accounting guidance. The accounting change resulted in a one-time after-tax charge of $496,000 or $.05 per share (diluted) and is presented on the statement of operations as the cumulative effect of a change in accounting for preoperational costs.

Year 2000 Issue

    The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The majority of the Company's systems are purchased from outside vendors. The Company is currently in the process of assessing whether it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. Those installed systems which are not currently able to fully function in the Year 2000 either have new versions available which are Year 2000 compliant, or the vendor has committed to a Year 2000 compliant release in sufficient time to allow installation and testing prior to critical cutover dates. The Company is also in the process of completing its inventory of computer information technology and non-information technology hardware systems to assess Year 2000 compliance. In addition to the Company's internal systems and hardware, the Company is preparing to assess the Year 2000 readiness of its vendors. As a part of this assessment, the Company is asking each major vendor to inform the Company of its (the vendor's) Year 2000 readiness and initiatives. Currently, the Company purchases approximately 95% of its food products from one vendor. The Company is receiving monthly updates from this significant vendor regarding its Year 2000 readiness. To the extent that this vendor or the Company's other vendors do not provide the Company with satisfactory evidence of their readiness for the Year 2000 issue, contingency plans will be developed. Currently, the Company does not have a formal contingency plan in place, however, a Year 2000 Committee has been formed and is in the process of developing a Company-wide Year 2000 contingency plan.

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

    The cost of the Company's plan to address the Year 2000 issue and the anticipated date on which the Company plans to complete the necessary Year 2000 conversion efforts are based on management's best estimates, which were derived from numerous assumptions of future events, including the availability of resources, vendor remediation plans, and other factors. As a result, there can be no assurance that the Company, or other companies with whom the Company conducts business, will successfully address the Year 2000 problem in a timely manner, or at all, or that the Year 2000 problem will not have a material adverse effect on the Company's business or operations. The Company believes that the most reasonably likely worst-case scenario resulting from noncompliance with the Year 2000 by the Company or other third parties would be the temporary shutdown of some or all of the Company's restaurants due to the lack of gas, electricity, or supplies from certain key vendors. Such a shut down, if it were to occur for any substantial period of time, would result in the loss of sales revenue to the Company. Additionally, certain fixed expenses of the Company would still be incurred during this time. As such, a situation such as that described herein could have a material adverse effect on the Company's results of operations.

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

Forward Looking Statements

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    Interest Rate Risk Analysis

    The Company continually monitors and considers methods to manage the rate sensitivity of the Company's derivative and other financial instruments. Such monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates which could have a material effect on the fair value of the Company's derivative and other financial instruments. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the effect on the fair value of the Company's derivative and other fixed rate financial instruments in the event of hypothetical changes in interest rates. For the Company's variable rate financial instruments, the analysis is performed to determine the effect on the cash flows of the instrument. Such hypothetical changes reflect management's best estimate of reasonably possible, near-term changes. Based upon such, actual values may differ from those projections calculated by the Company.

    Fair Value Analysis

    The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, current portion of long-term debt, and accounts payable approximate fair value due to the short maturities of these instruments. The fair values for the Company's fixed rate long-term debt and hedging instruments are based on dealer quotes for those instruments. The fair values represent estimates of possible value which may not be realized in the future. The face amount of hedging instruments does not necessarily represent amounts exchanged by the parties and thus is not a direct measure of the exposure of the Company through its use of hedging instruments. The amounts exchanged are calculated on the basis of face amounts and other terms of the hedging instruments.

    The fair values of the Company's fixed rate long-term debt and interest rate swap agreement are subject to change as a result of potential changes in market rates and prices. The potential change in fair value for interest rate sensitive instruments is based on a hypothetical immediate 1% point increase in interest rates across all maturities. The Company's use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. As a result of this analysis, the fair value of the Company's term loan with CIT would decrease from $17,110,000 to $16,579,000; the fair value of the Cooker Bonds would decrease from $12,306,000 to $11,957,000; and the fair value of the Company's interest rate swap agreement would change from ($867,000) to $(196,807).

    Cash Flow Analysis

    The Company has a term loan in the amount of $52,000,000 with First Union National Bank and NationsBank of Tennessee, N.A. The interest on this loan is based upon the London Interbank Offering Rate (LIBOR), plus an applicable margin based upon certain criteria. For this variable rate debt, the Company performed an analysis to determine the effect of an immediate 1% point increase on the cash flows of the instruments. Based upon the analysis, such an increase in the interest rate applicable to this loan would result in an increase in payments per the stated terms of $362,000 in 1999. The Company also has a revolving loan agreement which allows the Company to borrow up to $10,000,000 with interest terms identical to the terms of the above loan. The analysis performed by the Company indicated that an increase in the applicable interest rate of 1% would not have a material effect on the cash flows under the loan agreement.

Item 8.  Financial Statements and Supplementary Data.

    The financial statements of the Registrant, and the related notes, together with the report of KPMG LLP dated January 27, 1999, are set forth at pages F-1 through F-20 attached hereto.

    The supplementary data of the Registrant is contained in note 16 of the notes to the report of KPMG LLP set forth at page F-20 attached hereto. Quarterly amounts for 1997 have been restated to reflect the change in accounting for preoperational costs (see rule 2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

	   Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

    Information regarding the Registrant's directors is set forth at "ELECTION OF DIRECTORS; Nominees for Election as Directors, Directors Whose Terms Continue Until the 2000 Annual Meeting and Directors Whose Terms Continue Until the 2001 Annual Meeting" in the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") which information is incorporated herein by reference. Information regarding the Registrant's executive officers is set forth in PART I of this report at "Supplemental Item. Executive Officers of the Registrant."

Item 11.    Executive Compensation.

    The information required by this item is set forth at "COMPENSATION OF MANAGEMENT" in the 1999 Proxy Statement which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

    The information required by this item is set forth at "SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 1999 Proxy Statement which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

    The information required by this item is set forth at "COMPENSATION OF MANAGEMENT" in the 1999 Proxy Statement which information is incorporated herein by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

	(a)  Documents filed as part of this Form10-K.

(1)     Consolidated Financial Statements:

	Independent Auditors' Report

	Consolidated Balance Sheet as of January 3, 1999 and December 28, 1997

	Consolidated Statement of Income for the Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996

	Consolidated Statement of Changes in Shareholders' Equity for the Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996

	Consolidated Statement of Cash Flows for the Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996

	Notes to Consolidated Financial Statements for the Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996

(3)     The following exhibits are filed as part of this Form 10-K.

	(3)     Articles of Incorporation and By-Laws.

3.1. Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 28.2 of Registrant's quarterly report on Form 10-Q for the quarterly period ended March 29, 1992; Commission File Number 0-16806).

3.2. Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 4.5 of the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended April1, 1990; Commission File No. 0-16806).

	(4)     Instruments Defining the Rights of Security Holders.

4.1. See Articles FOURTH, FIFTH and SIXTH of the Amended and Restated Articles of Incorporation of the Registrant (see 3.1 above).

4.2. See Articles One, Four, Seven and Eight of the Amended and Restated Code of Regulations of the Registrant (see 3.2 above).

4.3. Rights Agreement dated as of February1, 1990 between the Registrant and National City Bank (incorporated by reference to Exhibit1 of the Registrant's Form 8-A filed with the Commission on February9, 1990; Commission File No. 0-16806).

4.4. Amendment to Rights Agreement dated as of November 1, 1992 between the Registrant and National City Bank (incorporated by reference to Exhibit 4.4 of Registrant's annual report on Form 10-K for the fiscal year ended January 3, 1993 (the "1992 Form 10-K"); Commission File No. 0-16806).-

4.5. Letter dated October 29, 1992 from the Registrant to First Union National Bank of North Carolina (incorporated by reference to Exhibit4.5 to the 1992 Form 10-K; Commission File No. 0-16806).

4.6. Letter dated October 29, 1992 from National City Bank to the Registrant (incorporated by reference to Exhibit4.6 to the 1992 Form 10-K; Commission
File No. 0-16806).

4.7. See Section 7.4 of the Amended and Restated Loan Agreement dated December22, 1995 between Registrant and First Union National Bank of Tennessee. (see 10.4 below).

4.8. Indenture dated as of October 28, 1992 between Registrant and First Union National Bank of North Carolina, as Trustee (incorporated by reference to Exhibit 2.5 of Registrant's Form8-A filed with the Commission on November 10, 1992; Commission File Number 0-16806).

	(10) Material Contracts (*Management contract or compensatory plan or arrangement.)

10.1.-10.3.     Reserved.

10.4. Amended and Restated Loan Agreement dated December22, 1995 between Registrant and First Union National Bank of Tennessee (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K"), Commission File No. 0-16806).

10.5. Underwriting Agreement dated May 7, 1996 with Montgomery Securities and Equitable Securities Corporation (incorporated by reference to Exhibit
10.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1996 (the "June 1996 Form 10-Q"), Commission File No. 0-16806).

10.6. Form of Contingent Employment Agreement and schedule of executed Agreements (incorporated by reference to Exhibit 10.5 of the 1995 Form 10-K; Commission File No. 0-16806).*

10.7. The Registrant's 1988 Employee Stock Option Plan and 1992 Employee Stock Option Plan, Amended and Restated April 22, 1996, (incorporated by reference to Exhibit 10.2 to the June 1996 Form 10-Q, Commission File No. 0-16806).*

10.8. The Registrant's 1988 Directors Stock Option Plan, as amended and restated. (incorporated by reference to Exhibit 10.8 to the Registrant's annual report on Form 10-K for the fiscal year ended December 29, 1996 (the "1996 Form 10-K"); Commission File No. 0-13044).*

10.9. The Registrant's 1992 Directors Stock Option Plan, as amended and restated. (incorporated by reference to Exhibit 10.9 to the 1996 Form 10-K; Commission File No. 0-13044).*

10.10. The Registrant's 1996 Officers' Stock Option Plan (incorporated by reference to Exhibit 10.10 of the 1995 Form 10-K; Commission File No. 0-16806). *

10.11. Reaffirmation and Amendment to Guaranty and Suretyship Agreement between Registrant and NationsBank of Tennessee, N.A. dated July 24, 1995 (incorporated by reference to Exhibit10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995; Commission File No.1-13044).

10.12. Amended and Restated Guaranty between Registrant and Chase Manhattan Bank dated January 31, 1997 (incorporated by reference to Exhibit 10.12 to the 1996 Form 10-K; Commission File No. 0-13044).

10.13. Letter dated February 3, 1997 from G. Arthur Seelbinder to the Registrant (incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K; Commission File No. 0-13044).

10.14. Letter dated January 30, 1998 from G. Arthur Seelbinder to the Registrant (incorporated by reference to Exhibit 10.14 to the 1997 Form 10-K; Commission File No. 0-13044).

10.15 Second Amendment to Amended and Restated Loan Agreement dated as of January 1,1998 between the Registrant and First Union National Bank, a national banking association, as successor in interest to First Union National Bank of Tennessee (incorporated by reference to Exhibit 10.15 to the 1997 Form 10-K; Commission File No. 0-13044).

10.16 Fourth Amendment to Revolving/Term Loan Note dated as of January 1, 1998 betweenthe Registrant and First Union National Bank, a national banking association, assuccessor in interest to First Union National Bank of Tennessee (incorporated by reference to Exhibit 10.16 to the 1997 Form 10-K; Commission File No. 0-13044).

10.17 Reaffirmation of Amended and Restated Guaranty made by the Registrant on April 20, 1998 to the Chase Manhattan Bank (incorporated by reference to
Exhibit 10.17 to the 1997 Form 10-K; Commission File No. 0-13044).

10.18 Letter agreement dated March 26, 1998 between The Chase Manhattan Bank and G.Arthur Seelbinder (incorporated by reference to Exhibit 10.18 to the 1997 Form 10-K; Commission File No. 0-13044).

10.19 Amendment to Grid Time Promissory Note dated March 26, 1998 between The ChaseManhattan Bank and G. Arthur Seelbinder (incorporated by reference to Exhibit 10.19 to the 1997 Form 10-K; Commission File No. 0-13044).

10.20 Loan Agreement dated September 24, 1998, between the Registrant and First Union National Bank and NationsBank of Tennessee, N.A., both national banking associations (incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form10-Q for the quarterly period ended September 27, 1998; Commission File No.1-13044).

10.21 Loan Agreement dated September 24, 1998, between the Registrant and The CIT Group/Equipment Financing, Inc. (incorporated by reference to
Exhibit 10.21 of the Registrant's Quarterly Report on Form10-Q for the quarterly period ended September 27, 1998; Commission File No.1-13044).

10.22 Letter dated September 17, 1998 from G. Arthur Seelbinder to the Registrant (incorporated by reference to Exhibit (c)(10) to Amendment No. 3 to the Registrant's Schedule 13E-4 filed on September 18, 1998; Commission File No. 0-16806).

	(16)            Letter regarding Change in Certifying Accountant.

16.1. Letter dated August 14, 1996 from Price Waterhouse LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit
16.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996; Commission File No. 1- 13044).

	(21)            Subsidiaries of Registrant.

21.1    Subsidiaries of Registrant.

	(23)            Consents of Experts and Counsel.

23.1    Consent of KPMG LLP.

	(24)            Powers of Attorney.

24.1.   Powers of Attorney.

24.2. Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Registrant to sign pursuant to a power of attorney.

	(27)      Financial Data Schedule.-

27.1. Financial Data Schedule (submitted electronically for SEC information only).

(b)             Reports on Form 8-K.

No current report on Form 8-K was filed by the Registrant during the fourth quarter of fiscal 1998.

			       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 1999

COOKER RESTAURANT CORPORATION (the "Registrant")

By:     /s/ G. Arthur Seelbinder
	------------------------
	G. Arthur Seelbinder Chairman of the Board, Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 1999.

Signature                      Title

/s/ G. Arthur Seelbinder       Chairman of the Board, Chief Executive
------------------------       Officer and Director (principal executive
G. Arthur Seelbinder           officer)

/s/ Phillip L. Pritchard *      President, Chief Operating Officer
------------------------        and Director
Phillip L. Pritchard

/s/ Glenn W. Cockburn *         Senior Vice President - Operations and
------------------------        Director
Glenn W. Cockburn

/s/ Mark W. Mikosz *            Vice President - Chief Financial Officer
------------------------        (principal financial and accounting officer)
Mark W. Mikosz

/s/ Robin V. Holderman *        Director
------------------------
Robin V. Holderman

/s/ David T. Kollat *           Director
------------------------
David T. Kollat

/s/ David L. Hobson *           Director
------------------------
David L. Hobson

/s/ Henry R. Hillenmeyer *      Director
------------------------
Henry R. Hillenmeyer

/s/ Lehr Jackson *              Director
------------------------
Lehr Jackson

/s/ Harvey Palash *             Director
------------------------
Harvey Palash

* By: /s/ G. Arthur Seelbinder
G. Arthur Seelbinder Attorney-in-Fact

_______________________________________________________________________________
_______________________________________________________________________________










                		      SECURITIES AND EXCHANGE COMMISSION

                        			  Washington, D.C. 20549
                        			  _______________________


                 		       COOKER RESTAURANT CORPORATION
                        			  _______________________

                        			  FORM 10-K ANNUAL REPORT

                        			 FOR THE FISCAL YEAR ENDED:

                       			      January 3, 1999
                       			  _______________________

               		      CONSOLIDATED FINANCIAL STATEMENTS
                       			  _______________________





















________________________________________________________________________________
________________________________________________________________________________

		      COOKER RESTAURANT CORPORATION

	       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page


Independent Auditors' Report                                          F-2

Consolidated Balance Sheet as of January 3, 1999 and
December 28, 1997                                                     F-3

Consolidated Statements of Income for the fiscal years
ended January 3, 1999, December 28, 1997 and
December 29, 1996                                                     F-4

Consolidated Statements of Changes in Shareholders' Equity
for the fiscal years ended January 3, 1999, December 28, 1997
and December 29, 1996                                                 F-5

Consolidated Statement of Cash Flows for the fiscal years
ended January 3, 1999, December 28, 1997 and December 29, 1996        F-6

Notes to Consolidated Financial Statements                            F-7

			    Independent Auditors' Report


To the Board of Directors and Shareholders
Cooker Restaurant Corporation:

We have audited the accompanying consolidated balance sheets of Cooker Restaurant Corporation and subsidiaries (the "Company") as of January 3, 1999 and December 28, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended January 3, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cooker Restaurant Corporation and subsidiaries as of January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 1999 in conformity with generally accepted accounting principles.

As discussed in note 2 to the consolidated financial s1tatements, the Company changed its method of accounting for preoperational costs in 1997.

                                          					 /s/ KPMG LLP

January 27, 1999
Fort Lauderdale, Florida

                    			COOKER RESTAURANT CORPORATION
                    			 Consolidated Balance Sheets

                    			(Dollar amounts in thousands)
             		    January 3, 1999 and December 28, 1997

                                        						   1998               1997
                                        						 --------           --------
	      Assets
Current Assets:
  Cash and cash equivalents                 $       2,520              4,685
  Inventory                                         1,650              1,509
  Land held for sale                                   55                 55
  Prepaid and other current assets                    763              1,057
  Income tax receivable                               242                 -
                                          						 --------           --------
  Total current assets                              5,230              7,306

Property and equipment                            144,025            134,190
Restricted cash                                     1,600                 -
Other assets                                        2,412              1,425
                                          						 --------           --------
Total assets                                $     153,267            142,921

   Liabilities and Shareholders' Equity
Current liabilities:
  Current maturities of long-term debt      $       6,015                 -
  Accounts payable                                  3,357              4,668
  Accrued liabilities                               7,154              6,684
  Capital lease obligation, current                   173                173
  Income taxes payable                                 -                  61
                                          						 --------           --------
  Total current liabilities                        16,699             11,586

Long-term debt                                     82,385             42,415
Capital lease obligation, long-term                   327                502
Deferred income taxes                               3,406              1,813
Other liabilities                                     298                133
                                          						 --------           --------
Total liabilities                                 103,115             56,449

Shareholders' equity:
 Common Shares-without par value:
  authorized 30,000,000 shares; issued
  10,548,000 at  January 3, 1999 and
  December 28, 1997                                62,460             63,039
 Retained earnings                                 34,895             29,570
 Treasury stock, at cost, 4,371,000 and
  526,000 shares at January 3, 1999 and
  December 28, 1997, respectively                 (47,203)            (6,137)
                                          						 --------           --------
                                          						   50,152             86,472
Commitments and contingencies
                                          						 --------           --------
                                   					    $     153,267            142,921
                                                 ========           ========

See accompanying notes to consolidated financial statements

               			       COOKER RESTAURANT CORPORATION

               			     Consolidated Statements of Income
               			   (In thousands, except per share data)

        		  Fiscal years ended January 3, 1999, December 28, 1997 and
				                          December 29, 1996

                                  					     1998         1997         1996
                                    					   --------     --------     --------
Sales                                   $   160,546      135,458      110,273
Cost of Sales:
 Food and beverage                           46,067       38,762       31,322
 Labor                                       56,252       46,711       38,074
 Restaurant operating expenses               29,519       23,662       18,470
 Restaurant depreciation                      6,210        4,966        3,675
 General and administrative                   9,431        7,368        6,019
 Preoperational costs                           896        2,184          949
 Impairment of long-lived assets                 -           472           -
 Interest expense                             4,022        1,788        1,408
 Loss (gain) on sale of property               (223)        (170)           2
 Interest and other income                     (256)         (99)        (167)
					                                       --------     --------     --------
                                   					    151,918      125,644       99,752
Income before income taxes and
 cumulative effect of a change in
 accounting principle                         8,628        9,814       10,521
Provision for income taxes before
 cumulative effect of a change in
 accounting principle                         2,601        3,362        3,789
                                   					   --------     --------     --------
Income before cumulative effect of
 a change in accounting principle             6,027        6,452        6,732
Cumulative effect of a change in
 accounting for preoperational costs
 (less tax of $253)                              -           496           -
                                   					   --------     --------     --------
Net income                              $     6,027        5,956        6,732
                                   					   ========     ========     ========
Basic earnings per common share:
Income before cumulative effect of
 change in accounting principle         $      0.66         0.64         0.75
Cumulative effect of change in
accounting for preoperational costs              -         (0.05)          -
                                   					   --------     --------     --------
Net income                              $      0.66         0.59         0.75
                                   					   ========     ========     ========
Diluted earnings per common share:
Income before cumulative effect of
 change in accounting principle         $      0.65         0.63         0.72
Cumulative effect of change in
 accounting for preoperational costs             -         (0.05)          -
                                   					   --------     --------     --------
Net income                              $      0.65         0.58         0.72
                                   					   ========     ========     ========
Pro forma amounts assuming change in
 accounting principle is applied
 retroactively:
Net Income                                       -   $     6,452        6,442
Earnings per share - basic                       -   $      0.64         0.72
Earnings per share - diluted                     -   $      0.63         0.69
                                   					   ========     ========     ========

See accompanying notes to consolidated financial statements

                  			    COOKER RESTAURANT CORPORATION
        		Consolidated Statements of Changes in Shareholders' Equity

          		      (Dollar and share amounts in thousands)
       		Fiscal years ended January 3, 1999, December 28, 1997 and
                       				 December 29, 1996



                     			    Common shares   Retained   Treasury stock
                     			 Shares    Amounts  earnings  Shares   Amounts    Total
             		       -------------------- --------- -----------------   -----
Balance,
December 31, 1995         7,663  $  26,082 $ 18,013     513  $  (6,149) $ 37,946
Issuance of common shares
 under stock option
 plans                       10         59       -       -          -         59
Proceeds from secondary
 offering                 2,875     37,442       -       -          -     37,442
Dividends paid $.06 per
share                        -          -      (429)     -          -      (429)
Net income                   -          -     6,732      -          -      6,732
                    			 -------    ------   -------  ------    -------  -------
Balance,
December 29, 1996        10,548     63,583   24,316     513     (6,149)   81,750
Shares repurchased           -          -        -      122     (1,361)  (1,361)
Issuance of common shares
 under stock option
 plans                       -       (751)       -     (109)     1,373       622
Tax benefits of stock
 options exercised           -        207        -       -          -        207
Dividends paid $.07 per
 share                       -         -       (702)     -          -      (702)
Net income                   -         -      5,956      -          -      5,956
                    			 -------    -------  -------  ------    -------  -------
Balance,
December 28, 1997        10,548    63,039    29,570     526     (6,137)   86,472
Shares repurchased           -         -         -    4,006    (42,954) (42,954)
Issuance of common shares
 under stock option
 plans                       -       (771)       -     (161)     1,888     1,117
Tax benefits of stock
 options exercised           -        192        -       -          -        192
Dividends paid $.07 per
 share                       -         -       (702)     -          -      (702)
Net income                   -         -      6,027      -          -      6,027
                     			 -------  -------   -------   ------    -------  -------
Balance,
January 3, 1999          10,548  $ 62,460  $ 34,895    4,371   $(47,203) $50,152
                    			 =======  =======   =======   ======    =======  =======

See accompanying notes to consolidated financial statements

	                    		  COOKER RESTAURANT CORPORATION

	            	      Consolidated Statements of Cash Flows
                   			 (Dollar amounts in thousands)
     	      Fiscal years ended January 3, 1999, December 28, 1997
			                       and December 29, 1996


                                  					1998            1997            1996
                           				      --------        --------        --------
Cash flows from operating
 activities:
Net Income                           $  6,027           5,956           6,732
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Cumulative effect of change
    in accounting principle               -               496             -
   Depreciation and amortization        6,533           5,470           4,026
   Amortization of preoperational
    costs                                 -               -               949
   Impairment of assets                   -               472             -
   Deferred income taxes                1,593           1,484              70
   Gain on sale of property              (223)           (170)              2
  (Increase) decrease in:
     Inventory                           (141)           (381)           (214)
     Preoperational costs                 -               -            (1,402)
     Prepaid expenses and other
      current assets                      294            (530)            (74)
     Other assets cash                   (987)            225             436
  Increase (decrease) in:
     Accounts payable                  (1,311)            823           1,424
     Accrued liabilities                  470             654             487
     Income taxes payable/receivable     (303)           (930)            208
     Deferred rent                        165             133             -
                           				      --------        --------        --------
    Net cash provided by operating
    activities                         12,117          13,702          12,644

Cash flows from investing
 activities:
  Purchases of property and
   equipment                          (17,518)        (33,109)        (34,997)
  Proceeds from sale of
   property and equipment               1,374           2,375             532
  Restricted cash deposits             (1,600)            -               -
                           				      --------        --------        --------
    Net cash used in investing
    activities                        (17,744)        (30,734)        (34,465)

Cash flows from financing
 activities:
  Proceeds from notes payable             425             -             6,150
  Payment on note payable                (425)         (4,613)         (1,537)
  Proceeds from borrowings             83,765          49,199          21,469
  Repayments of borrowings            (36,605)        (22,408)        (38,866)
  Redemption of debentures             (1,175)         (1,198)         (1,357)
  Repurchase of debentures                -               -             (400)
  Exercise of stock options             1,308             829             59
  Proceeds from secondary offering        -               -           37,442
  Purchases of treasury stock         (42,954)        (1,361)            -
  Capital lease obligations              (175)           (38)            -
  Dividends paid                         (702)          (702)           (429)
                           				      --------       --------        --------
    Net cash provided by financing
    activities                          3,462         19,708          22,531

Net (decrease) increase in cash
 and cash equivalents                  (2,165)         2,676             710

Cash and cash equivalents,
 at beginning of period                 4,685          2,009           1,299

Cash and cash equivalents,
 at end of period                    $  2,520          4,685           2,009
                           				      ========       ========        ========

See accompanying notes to consolidated financial statements

                  			   COOKER RESTAURANT CORPORATION
        		      Notes to Consolidated Financial Statements

(1)     Description of the Business and Summary of Significant Accounting
	Policies

Cooker Restaurant Corporation and subsidiaries (the "Company") owns and operates 67 restaurants in Tennessee, Ohio, Indiana, Kentucky, Michigan, Florida, Georgia, North Carolina, Virginia, and Maryland which have been developed under the Cooker concept.

(a)     Principles of Consolidation

The consolidated financial statements include the financial statements of Cooker Restaurant Corporation and its majority-owned subsidiaries, CGR Management Corporation and Southern Cooker Limited Partnership. All significant intercompany balances and transactions have been eliminated in the consolidation.

(b)     Fiscal Year

The Company's fiscal year ends on the Sunday closest to December 31 of each year. Fiscal year 1998 consisted of 53 weeks, and fiscal years 1997 and 1996 consisted of 52 weeks.

(c)     Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents of $2,240,457 and $3,695,732 at January 3, 1999 and December 28, 1997,
respectively, consist of overnight repurchase agreements and credit card receivables and short-term investments with a maturity of three months or less. Credit card receivables are considered cash equivalents because of the short collection period. The carrying amount of cash equivalents approximates fair value.

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

Interest is capitalized primarily in connection with the construction of new restaurants. Capitalized interest is amortized over the estimated useful life of the asset. Interest costs of $256,500 and $445,800 were capitalized in fiscal 1998 and 1997, respectively.

(f)     Deferred Financing Costs

Deferred financing costs are being amortized on a straight-line basis which approximates the effective interest rate implicit in the borrowing transaction. Amortization expense was $151,000, $130,000, and $130,000 for the years ended January 3, 1999, December 28, 1997, and December 29, 1996, respectively.

                		       COOKER RESTAURANT CORPORATION
                		 Notes to Consolidated Financial Statements

(g)     Prepaid Lease

Prepaid lease represents prepayment of a long-term land lease and is being amortized over the lease term.

(h)     Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes, which generally requires recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, SFAS No. 109 requires adjustment of previously deferred income taxes for changes in tax rates under the liability method.

(i)     Earnings Per Share

In December 1997, the Company adopted the provisions of SFAS No. 128, Earnings Per Share, which establishes new guidelines for the calculation of earnings per share. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share have been computed assuming the exercise of stock options, as well as their related income tax effects. Earnings per share for all prior periods have been restated to reflect the provisions of this statement.

Basic and diluted share data are as follows (in thousands):


                     			     1998            1997            1996
                     			    ------          ------          ------
Weighted average shares
 outstanding - basic         9,145          10,024           8,980
Effect of dilutive
 securities:
  Options                      191             263             404
                     			    ------          ------          ------
Diluted shares               9,336          10,287           9,384
                     			    ======          ======          ======

Convertible subordinated debentures outstanding as of January 3, 1999 are convertible into 637,217 shares of common stock at $21.5625 per share and due October 2002, were not included in the computation of diluted EPS for each of the years in the three year period ended January 3, 1999 as the inclusion of the convertible subordinated debentures would be antidilutive.

Options to purchase 207,665 shares of common stock, at prices ranging from $10.375 to $21.75 per share, were outstanding for the year ended January 3, 1999, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the year ended January 3, 1999. The options expire between October 2001 and May 2008.

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

                   		   COOKER RESTAURANT CORPORATION
            	      Notes to Consolidated Financial Statements

common shares for the year ended December 27, 1996. The options expire between April 2002 and April 2006.

(j)     Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(k)     Financial Instruments

The carrying amount of cash and cash equivalents, accounts payable and other current liabilities approximates fair value because of the short maturity of these instruments. The carrying amount of the Company's Term Loan and Revolver of $57,000,000, in total, approximates fair value as the base interest charged on these loans is at the London Inter-Bank Offering Rate ("LIBOR") and is reset to reflect changes in LIBOR. The fair value of the convertible subordinated debentures and the Company's loan with the CIT Group/Equipment Financing, Inc. is estimated by discounting future cash flows at rates offered to the Company for similar types of borrowing arrangements. The carrying amount and fair value of the debentures is $13,740,000 and $12,306,000, respectively, at January 3, 1999, and $14,915,000 and
$13,573,000, respectively, at December 28, 1997. The carrying amount and fair value of the CIT loan is $17,489,000 and $17,110,000, respectively, at January 3, 1999. The loan was not outstanding at December 28, 1997. The fair value of the debentures and the CIT loan was determined based upon current borrowing rates available to the Company for loans of similar types and maturities.

(l)     Impairment of Long-Lived Assets and Long-Lived Assets to be
	Disposed of

Annually, or more frequently if events or circumstances change, a determination is made by management to ascertain whether property and equipment and other intangibles have been impaired based upon the sum of future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, the Company will recognize an impairment loss in an amount necessary to write down the assets to a fair value as determined from expected future discounted cash flows. Based upon its most recent analysis, the Company determined that no impairment write down was necessary for the year ended January 3, 1999. For the year ended December 28, 1997, the Company recorded an impairment write down of $472,000 for two restaurant locations.

(m)     Stock Option Plan

Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

             		     COOKER RESTAURANT CORPORATION
      	       Notes to Consolidated Financial Statements

(n)     Recent Accounting Pronouncements

Effective December 29, 1997, the Company adopted the provisions of SFAS
No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise. The adoption of these pronouncements did not have a significant effect on the Company's consolidated financial position, results of operations or cash flows. The Company does not have "Other Comprehensive Income" within the definition of SFAS No. 130. Additionally, the Company operates in one definable segment as determined under the guidance in SFAS.
No 131.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative (this is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not determined the effect of the adoption of SFAS No. 133 on the Company's results of operations or statement of financial position.

(o)     Reclassifications

Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

(2)     Preoperational Costs

Effective December 30, 1996, the Company changed its method of accounting for preoperational costs, costs for employee training and relocation, and supplies incurred in connection with the opening of a restaurant to expense these costs as incurred. Previously, the Company capitalized these costs and amortized them over one year, commencing from the date the restaurant was opened. The expensing method is the preferable method based on new accounting guidance.

The Company restated 1997 first quarter results to record a pretax charge of $749,000 [$496,000 after taxes or $.05 per share (diluted)] as the cumulative effect of the change in accounting for preoperational costs. Quarterly earnings were restated to reflect the cumulative effect charge and the additional expense (see note 16).

           31,

             		       COOKER RESTAURANT CORPORATION
            		 Notes to Consolidated Financial Statements

(3)     Property and Equipment, Net

Property and equipment, net, consists of the following:

                                 January 3,     December 28,
				                               1999             1997         Useful Life
                             				---------      -----------      -----------
				     (in thousands)
Land                           $  40,991           36,470            --
Buildings and leasehold                                       20-40 years or
 improvements                     94,165           84,150 shorter of lease term
Furniture, fixtures and
 equipment                        32,882           28,486        5 - 8 years
Construction in progress           3,110            6,145            --
Capital lease                        713              713         4 years
                             				---------       ----------
                            				 171,861          155,964
Less accumulated depreciation
 and amortization                (27,836)         (21,774)
			                             	---------       ----------
Property and equipment, net    $ 144,025          134,190

Depreciation and amortization expense of property and equipment approximated $6,533,000, $5,470,000 and $4,026,000 for the years ended January 3, 1999,
December 28, 1997, and December 29, 1996, respectively.

(4)     Other Assets

Other assets consist of the following:

                             				       January 3,         December 28,
                                    					 1999                 1997
                             				       ----------         -----------
Deferred financing costs, net of
 accumulated amortization of
 $985,000 and $833,000                 $   1,250                 480
Prepaid lease, net of accumulated
 amortization of $88,000
 and $74,000                                 601                 615
Liquor licenses                              290                 185
Deposits                                     214                  89
Other                                         57                  56
                            				       ----------         -----------
                            				       $   2,412               1,425
                            				       ==========         ===========

(5)     Accrued Liabilities

Accrued liabilities consist of the following:

				                                    January 3,         December 28,
                                   					  1999                1997
                             				       ----------         -----------
Salaries, wages and benefits           $    2,763               3,394
Gift certificates payable                   1,062               1,064
Sales tax payable                             926                 651
Property taxes                                349                 194
Insurance                                     867                 604
Other                                       1,187                 777
                             				       ----------         -----------
                            				       $    7,154               6,684
                             				       ==========         ===========

			   COOKER RESTAURANT CORPORATION
		     Notes to Consolidated Financial Statements

(6)     Note Payable

On April 13, 1998, the Company issued a promissory note to finance the purchase of land for its restaurant in Knoxville, Tennessee in the amount of $425,000. The note was repaid in full during fiscal 1998.

(7)     Long-Term Debt

Long-term debt consists of the following:


	                             			       January 3,          December 28,
                                    					 1999                  1997
                            				       ----------          -----------
Nations Bank term loan                 $   30,000                  -
First Union term loan                      22,500                  -
CIT Group/Equipment Financing, Inc.
 term loan                                 17,660                  -
Nations Bank revolving line
 of credit                                  4,500                  -
Revolving line of credit                      -                 27,500
Convertible subordinated debentures        13,740               14,915
                            				       ----------          -----------
                                   					   88,400               42,415
Less current maturities of
 long-term debt                             6,015                  -
                            				       ----------          -----------
Long-term debt, excluding
  current maturities                   $   82,385               42,415
                            				       ==========          ===========

In conjunction with the repurchase of approximately 4,000,000 shares of the Company's common stock, pursuant to the Tender Offer (the "Offer") completed in October 1998 (see note 9), the Company entered into debt finance agreements with Nations Bank of Tennessee, N.A. ("Nations Bank"), First Union National Bank ("First Union"), and The CIT Group/Equipment Financing, Inc. ("CIT"). The agreement with Nations Bank and First Union provides for a credit facility of $62,500,000, of which $52,500,000 is a term loan (the "Term Loan") with Nations Bank and First Union and $10,000,000 is a revolving loan (the "Revolver") with Nations Bank only. The agreement is secured by 36 properties owned by the Company. The outstanding balance of the Revolver at January 3, 1999 was $4,500,000.

Under the terms of the agreement, the Term Loan will mature on March 24, 2004. Interest on the Term Loan and Revolver is LIBOR plus an applicable margin, which, per the terms of the agreement, may vary between 1.0% and 2.25%, depending on the Company's ratio of funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA). Commencing October 1, 1998, the Company began making interest-only payments on the Term Loan and any outstanding amounts against the Revolver, which will continue through March
24, 1999. Subsequent to March 24, 1999, the Company may enter into a second closing with First Union and Nations Bank, at which time the Term Loan and the Revolver may be renewed at $62,500,000 or 70% of the value of the properties pledged as collateral, whichever is less. Commencing in March of 1999, the Company will make equal monthly payments of approximately $356,000 on the First Union debt amount, representing principal and interest, and principal payments of approximately $167,000, plus interest, on the Nations Bank debt through March 24,2004, at which time, all remaining amounts, principal and interest, on the Term Loan and the Revolver will be due in full.

In addition to the loans from First Union and Nations Bank, the Company entered into a loan agreement with CIT in the amount of $18,000,000. This loan is secured by certain equipment owned by the Company. Interest on the loan with CIT is at LIBOR plus 1.85%. Monthly payments of approximately $268,000, including principal and interest, began in October of the current year and will continue through September 2003, at which time the remaining principal balance, plus accrued interest, will be due in full.

The convertible subordinated debentures (the "Debentures") mature October
1, 2002, with interest payable quarterly at 6.75 percent. The Debentures are convertible at any time before maturity, unless previously redeemed, into common shares of the Company at a conversion price of $21.5625 per share, subject to adjustment for stock

            		       COOKER RESTAURANT CORPORATION
          		    Notes to Consolidated Financial Statements

splits. The Debentures are subordinated to all existing and future senior indebtedness of the Company as defined in the indenture agreement.

At the debenture holder's option, the Company is obligated to redeem debentures tendered during the period from August 1 through October 1 of each year, commencing August 1, 1994, at 100 percent of their principal amount plus accrued interest, subject to an annual aggregate maximum (excluding the redemption option on the death of the holder) of $1,150,000. During fiscal years 1998 and 1997, the Company redeemed the annual aggregate maximum amount required by the holder's option. The Company is also required to redeem debentures at 100 percent of their principal plus accrued interest in the event of death of a debenture holder up to a maximum of $25,000 per year per deceased debenture holder. During fiscal years 1998 and 1997, the Company redeemed debentures subject to this provision of $25,000 and $48,000, respectively.

The Debentures are redeemable at any time on or after October 1, 1994 at the option of the Company, in whole or in part, at declining premiums. In addition, upon the occurrence of certain changes of control of the Company, the Company is obligated to purchase Debentures at the holder's option at par plus accrued interest.

The net proceeds from the above loans were used to purchase the shares tendered as a result of the Offer, as well as for normal capital requirements of the Company. Aggregate annual principal payments for the Company's loans over the next five years are as follows: $6,015,000 in 1999, $6,505,000 in 2000,
$7,278,000 in 2001, $21,434,000 in 2002, and $47,168,000 in 2003 and
thereafter.

(8)     Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risk.

Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At January 3, 1999, the Company was a party to an interest rate swap agreement with a termination date of September 28, 2001. The agreement entitles the Company to receive from the counterparty (a major bank), the amounts, if any, by which the Company's interest payments on $27,500,000 of its total Term Loan exceed
6.25 percent through the termination date. No amounts were received by the Company during the year ended January 3, 1999.

The fair value of the interest swap agreement approximated $(867,000) at January 3, 1999. The fair value is estimated using option pricing models that value the potential for the swaps to become in-the-money (liability) through changes in interest rates during the remaining term of the agreement.

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

In January 1990, the board of directors approved a shareholder rights plan, as amended, which provides that, in the event that a third party purchases 20 percent or more of total outstanding stock of the Company, a dividend distribution of one and one-half rights for each outstanding common share will be made. These rights expire ten

               		     COOKER RESTAURANT CORPORATION
             		 Notes to Consolidated Financial Statements

years from date of issuance, if not earlier, redeemed by the Company, and entitle the holder to purchase, under certain conditions, preferred shares or common shares of the Company. As of January 3, 1999, approximately 9,265,500 rights were outstanding.

On October 5, 1998, the Company purchased 4,006,298 of its common stock, without par value, at a price of $10.50 per share Pursuant to the terms of the Issue Tender Offer Statement on Schedule 13-E4 (the "Offer"). The shares of stock purchased in the Offer represented approximately 39% of the 10,159,354 shares of common stock issued and outstanding immediately prior to the Offer on August 11,1998. The shares purchased are included in Treasury Stock at January 3, 1999.

(10)    Income Taxes

The components of the provision for income taxes are as follows:

                            				     January 3,   December 28,   December 29,
                             				       1999          1997           1996
                            				     ---------    -----------    -----------
                                           						 (in thousands)
Current Taxes:
 Federal                             $     644          1,545          2,975
 State and local                           364            333            744
                            				     ---------    -----------    -----------
                                   					 1,008          1,878          3,719

Deferred Taxes                           1,593          1,484             70
                            				     ---------    -----------    -----------
Provision before cumulative
 effect of change in accounting
 principle                               2,601          3,362          3,789
Benefit from cumulative effect
 of change in accounting principle        -              (253)           -
                            				     ---------    -----------    -----------
Provision for income taxes           $   2,601          3,109          3,789
                            				     =========    ===========    ===========

The provision for deferred income taxes consists of the following:

                             				      January 3,        December 28,
                                     				1999               1997
                            				      ----------        -----------
                                  					     (in thousands)
Accelerated depreciation              $    2,744              1,466
Impairment of long-lived assets                4               (179)
Preoperational costs                         -                 (253)
Accrued health                               (39)                (3)
Accrued vacation                              (3)               (13)
Provision for asset disposal                 -                   95
Other accrued expenses                      (159)               173
Business credit carry forward               (954)               -
Other                                        -                  (55)
                            				      ----------        -----------
Total                                 $    1,593              1,231
                            				      ==========        ===========

              			    COOKER RESTAURANT CORPORATION
        		     Notes to Consolidated Financial Statements

A reconciliation of the differences between income taxes calculated at the federal statutory rate and the provision for income taxes before extraordinary item is as follows:

                             				 January 3,     December 28,     December 29,
                             				   1999            1997              1996
                            				 ----------     -----------      -----------

Income tax at statutory rates
 before extraordinary item           34.0%           34.0%            34.0%
State and local income taxes,
 net of federal tax benefit           3.6%            4.0%             4.7%
Reserve for tax examination          (3.9%)           -                -
FICA tip tax credit                  (5.7%)          (4.1%)           (4.6%)
Other nondeductible items             2.1%            0.4%             1.9%
                            				 ----------     -----------      -----------
                            				     30.1%           34.3%            36.0%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                    					 January 3,       December 28,
                                     				   1999              1997
                                    					 ----------       -----------
                                    					       (in thousands)
Accelerated depreciation                 $    4,937             2,193
Impairment of long-lived assets                (175)             (179)
Accrued health                                 (154)             (115)
Accrued vacation                               (141)             (138)
Other accrued expenses                          (90)               71
Business credit carry forward                  (954)              -
Other                                           (17)              (19)
                                    					 ----------       -----------
                                   					 $    3,406             1,813
                                    					 ==========       ===========

The Internal Revenue Service (IRS) has completed its examination of the Company's income tax returns for the years 1990 through 1993. During fiscal 1998, the Company paid a total of approximately $265,000 in taxes and interest. Accordingly, the Company reversed approximately $335,000 of a previously recorded liability in 1998.

(11)    Employee Stock Ownership Plan

In 1989, the Company established an employee stock ownership plan (the "ESOP" or the "Plan"). All employees who have reached the age of 21 years are participants in the Plan. Participants vest in the Plan, based upon a graduated schedule providing 20 percent after three years of service and each year thereafter, with full vesting after seven years.

The amount and frequency of contributions to the Plan are at the discretion of the Company. There were no contributions made to the ESOP during fiscal 1997 and 1998. Dividends on shares held by the ESOP are used to reduce the Company's receivable from the ESOP prior to allocation to ESOP participant accounts. As of January 3, 1999, and December 28, 1997, the ESOP owns 272,000 of the Company's common shares, all of which are allocated to eligible participants.

During the third quarter the Board of Directors approved the termination of the Cooker Restaurant Corporation Employee Stock Ownership Plan (the "Plan"). The effective date of the termination was June 30, 1998. The Plan termination did not have a significant impact on the Company's consolidated financial position, results of operations, or cash flows.

                     			 COOKER RESTAURANT CORPORATION
            		    Notes to Consolidated Financial Statements

(12)    Stock Option Plans

The Company has stock option plans adopted in 1988 ("1988 Plan") and 1992 ("1992 Plan"), as amended. Under these plans, employees and non management directors are granted stock options as determined by a committee appointed by the board of directors at an exercise price no less than fair market value at the date of grant. Each option permits the holder to purchase one share of common stock of the Company at the stated exercise price up to ten years from the date of grant. Options vest at a rate of 25 percent per year or, if there is substantial change in control of the Company, the options become fully vested and exercisable. The Company has reserved 682,000 and 718,000 common shares for issuance to employees and 73,332 and 200,000 for issuance to non management directors under the 1988 Plan and 1992 Plan, respectively. No further options can be granted under the 1988 Plan for employees and non management directors and under the 1992 Plan for employees. The granting of options under the 1992 Plan for directors expires April 13, 2002.

In April 1996, the board of directors and shareholders approved the 1996 officer option plan (the "1996 Plan") which provides for the grant of non qualified options to officers and employee-directors of the Company. The number of shares is limited to fifteen percent of the issued and outstanding shares of common stock, less shares subject to options issued to officers and employee-directors. The recipients of the options granted under the 1996 Plan, the number of shares to be covered by each option, and the exercise price, vesting terms, if any, duration and other terms of each option shall be determined by the committee of the Company's board of directors. Each option permits the holder to purchase one share of common stock of the Company at the stated exercise price up to ten years from the date of grant. The exercise price shall be determined by the committee at the time of grant, but in no event shall the exercise price be less than the fair market value of a share on the date of grant. These options become vested over various periods not to exceed four years from the date of grant or, if there is substantial change in control of the Company, the options become fully vested and exercised. The maximum number of shares granted during any fiscal year by the Company shall be 500,000 to any one officer. The Plan expires April 22, 2006.

On December 14, 1998, the Company's Board of Directors offered to exchange 880,000 outstanding stock options issued to officers and employees in fiscal years 1996, 1997, and 1998 for 567,837 stock options at a new option price of $5.50 per share, the closing market price on the date of the exchange offer. All options subject to the exchange offer were exchanged for the new options at the new price.

Changes in the number of shares under the stock option plans are summarized as follows:

                                                            								 Weighted-
                                                            								  average
                            				  Options           Price       exercise price
                            				  -------      ---------------  --------------
Balance at December 31, 1995      931,000      $ 4.03 -- 21.75  $        7.68
  Granted                         373,000       11.25 -- 13.87          11.77
  Canceled                        (23,000)       6.75 -- 11.62          10.82
  Exercised                       (10,000)       4.04 -- 11.19           5.62
                            				  -------      ---------------  --------------
Balance at December 29, 1996    1,271,000      $ 4.04 -- 21.75           8.77
  Granted                         373,000       10.37 -- 11.50          10.97
  Canceled                        (19,000)       6.75 -- 11.62          10.95
  Exercised                      (109,000)       4.03 --  7.63           5.78
                            				  -------      ---------------  --------------
Balance at December 28, 1997    1,516,000      $ 4.03 -- 21.75           9.48
  Granted                         326,000        8.50 -- 12.13           9.39
  Surrendered                    (880,000)      12.13 --  8.50          10.65
  Converted                       568,000        5.50 --  5.50           5.50
  Canceled                        (79,000)       6.00 -- 17.75           9.96
  Exercised                      (162,000)       4.03 --  8.75           6.89
                            				  -------      ---------------  --------------
Balance at January 3, 1999      1,289,000      $ 4.03 -- 21.75  $        7.16

                   				COOKER RESTAURANT CORPORATION
            			   Notes to Consolidated Financial Statements

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

                           				       1998          1997        1996
                         				     (in thousands, except per share data)
                           				      ------        ------      ------
Net Income:
 As reported                         $ 6,027       $ 5,956     $ 6,732
 Pro forma                           $ 5,179       $ 5,395     $ 6,413
Diluted earnings per share:
 As reported                         $  0.65       $  0.58     $  0.72
 Pro forma                           $  0.55       $  0.54     $  0.71

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

The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $4.80, $5.04, and $5.56, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: dividend yield 1.05 percent,
 .61 percent and .49 percent; risk-free interest rates of 4.54 percent,
6.5 percent and 5.6 percent; expected lives of 7 years for all years, and expected volatility of 35 percent, 33 percent and 37 percent, respectively. At January 3, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.04-$21.75 and 6.4 years, respectively. At January 3, 1999, December
28, 1997, and December 29, 1996, the number of options exercisable was 768,235, 717,000, and 583,000, respectively, and the weighted-average exercise price of those options was $7.73, $8.50, and $7.91, respectively.

(13)    Commitments and Contingencies

(a)     Leases

The Company leases buildings for certain of its restaurants under long-term operating leases which expire over the next twenty-five years. In addition to the minimum rental for these leases, the Company also pays, in certain instances, additional rent based on a percentage of sales, and its pro rata share of the lessor's direct operating expenditures. Several of the leases provide for option renewal periods and scheduled rent increases. Rental expense totaled $2,660,000, $2,022,000, and $1,549,000, including percentage rent of $237,000, $231,000, and $231,000 for the fiscal years ended January 3, 1999, December 28, 1997, and December 29, 1996, respectively.

                   			COOKER RESTAURANT CORPORATION
           	 	  Notes to Consolidated Financial Statements

During August 1997, the Company entered into an agreement for the sale and leaseback of the point of sale terminal system and software under a sale/leaseback arrangement. The system was sold for $713,000. The transaction was accounted for as a financing wherein the property with a net book value of $713,000 remained on the books and continues to be depreciated. A finance obligation representing the proceeds was recorded and is reduced based on payments under the lease. The lease had an initial term of four years and requires annual rental payments of $210,000 in 1999 and 2000 and $167,000 in 2001.

Future minimum rental commitments for noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of January 3, 1999 are as follows:

                           	 			      Capital         Operating
Fiscal Year Ending                    Leases           Leases
------------------                   --------         ---------
1999                                $ 210,000         2,616,605
2000                                  210,000         2,678,572
2001                                  167,000         2,694,874
2002                                                  2,765,645
2003                                                  2,809,416
Thereafter                                           30,660,278
                            				     --------         ---------
Total minimum lease payments        $ 587,000        44,225,391
                                          						      =========
Less amount representing interest      87,000
                            				     --------
Present value of net minimum
 lease payments                       500,000
Less current installments             173,000
                            				     --------
Capital lease obligation,
 excluding current installments     $ 327,000
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

(d)     Retirement Savings Plan

Effective January 1, 1997, the Company established a 401(k) retirement savings plan for the benefit of substantially all employees who have attained the age 21 and worked 1,000 hours. Employees may contribute between 1 to 15 percent of eligible compensation. The Company's discretionary match is based on the Company's performance. The Company's contribution will vest 20 percent per year beginning after the third year. The Company contributed $38,000 to the plan in 1998.

(e) Lease Guarantee

The Company subleased its previous headquarters location and has guaranteed the minimum rent due. At January 3, 1999, the outstanding balance on this guarantee was $82,500.

                    			COOKER RESTAURANT CORPORATION
            		  Notes to Consolidated Financial Statements

(14)    Supplemental Cash Flow Information

Cash paid for interest for fiscal 1998, 1997 and 1996 was $3,585,000, $2,094,000 and $2,004,000, respectively. Cash paid for taxes for fiscal 1998, 1997 and 1996 was $1,311,000, $2,808,000 and $3,511,000.

(15)    Related Parties

In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder (the "Loan"), the Chairman of the Board. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). As refinanced and extended, the Loan from the Bank bears interest at the Bank's prime rate or LIBOR plus 2%, and was secured by 570,000 Common Shares and is guaranteed by the Company in the principal amount up to $6,250,000, including capitalized interest. Pursuant to the loan agreement between Mr. Seelbinder and the Bank, any reduction of the principal amount outstanding under the Loan shall not entitle Mr. Seelbinder to the advancement of additional funds under the Loan. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the Loan prior to calling on the Company for its guaranty. The term of the Loan has been extended until January 31, 2000.

Pursuant to the Offer, Mr. Seelbinder tendered 737,562 shares, approximately 99% of the outstanding Common shares that he owned, including all 570,000 shares which secured the Loan. Approximately 414,555 shares were taken up in the Offer for a total price of approximately $4,352,827. Pursuant to Mr. Seelbinder's letter to the Company dated September 17, 1998, the net after tax proceeds of the sale of 167,652 shares or approximately $1,408,276 were applied by Mr. Seelbinder to the repayment of certain personal indebtedness and tax liabilities, the remaining net after tax proceeds (approximately $2,073,985) were applied to the Loan and the remaining 323,007 Common shares were returned to the Bank.

As of February 10, 1999, the amount of the Loan outstanding, including capitalized and accrued interest, was approximately $3,457,569 and the undiscounted fair market value of the pledged shares was approximately $1,898,676, based upon a market price of $6.1875 per common share. The guaranty secures the loan until it is paid or refinanced without a guaranty. The Company would fund any obligation it incurs under the terms of its guaranty from additional borrowing under its Revolver.

Mr. Seelbinder agreed to pay to the Company a guaranty fee each year that the guaranty remains outstanding beginning on March 9, 1994, the date the Company first issued its guaranty of the Loan. The amount of the guaranty fee is 1/4 percent of the outstanding principal amount of the guaranteed loan on the date that the guaranty fee becomes due. Mr. Seelbinder has agreed to use at least one-half of any incentive bonus paid to him by the Company to pay principal and interest on the Loan beginning with any incentive bonus paid for fiscal year 1999.

Because the value of the shares pledged to secure the Loan at February 10, 1999, and on the date of this filing was less than the amount required under the terms of the Loan, the Bank required the Company to make a cash deposit in such amount to satisfy the collateral shortfall as a result of the decreased price of the Company's common stock. The Bank, the Company and Mr. Seelbinder reached a preliminary agreement concerning such deposit under which Mr. Seelbinder paid $150,000 to the Bank, the Bank extended their maturity of the Loan to January 31, 2000, the Company made a cash deposit of approximately $1,600,000, reflected as "Restricted cash" on the balance sheet, in the Bank which will be revalued monthly, and Mr. Seelbinder will reimburse the Company for the amount by which the interest on the deposit is less than the interest the Company pays for funds under its Term Loan and Revolver. Management believes that this use of the Company's funds will not materially affect its working capital or its ability to implement its capital expenditure plan or make improvements and betterments on its property. Mr. Seelbinder has also informed the Company that he intends to discuss with the Bank or other financing sources the refinancing of the balance of the Loan. There can be no assurance that such refinancing will occur or that, if the Loan is refinanced, the guaranty will not remain outstanding or that the deposit will be returned to the Company.

              		       COOKER RESTAURANT CORPORATION
             		 Notes to Consolidated Financial Statements

(16)    Quarterly Financial Date (Unaudited)

Quarterly financial data (unaudited) for fiscal year 1998 and 1997 are summarized as follows:

                                   First     Second      Third     Fourth
                            				  quarter    quarter    quarter    quarter
                            				  -------    -------    -------    -------
       	  1998                      (in thousands, except per share data)
Sales                          $   40,434     39,955     38,018     42,139
Income before income taxes          3,569      2,499      1,208      1,352
Net income                          2,338      1,840        797      1,052
Earnings per share:
  Basic                        $     0.23       0.18       0.08       0.16
  Diluted                      $     0.23       0.18       0.08       0.16

	  1997
Sales                          $   32,507     33,221     34,167     35,563
Income before income taxes
 and cumulative effect (a)          2,907      3,376      2,356      1,175
Cumulative effect of change
 in accounting principle
 (net of tax) (a)                     496        -          -          -
Net income (a)                      1,415      2,219      1,548        774(b)
Earnings per share (a):
  Basic                        $     0.14       0.22       0.15       0.08
  Diluted                      $     0.14       0.22       0.15       0.08

(a) Quarterly amounts have been restated to reflect the change in accounting for preoperational costs. The additional benefit/charge in each quarter is as follows: first quarter, charge of $1,042,000 ($649,000 after taxes) or $0.06 per share; second quarter, benefit of $134,000 ($94,000 after taxes) or $0.01 per share; and third quarter, charge of $447,000 ($287,000 after taxes) or $0.03 per share.

(b) Includes an impairment of long-lived assets charge of $472,000 ($310,000 after taxes).

_______________________________________________________________________________
_______________________________________________________________________________











              		      SECURITIES AND EXCHANGE COMMISSION
                     			   Washington, D.C. 20549
                    			   _______________________




                    			COOKER RESTAURANT CORPORATION
                    			   _______________________




                    			   FORM 10-K ANNUAL REPORT

                    			  FOR THE FISCAL YEAR ENDED:

                    			      JANUARY 3, 1999
                    			   _______________________


                          				  EXHIBITS

                    			   _______________________







_______________________________________________________________________________
_______________________________________________________________________________

EXHIBIT INDEX


					       Number of Pages
Exhibit                                         in Original        Incorporaed
Number    Description                             Document (a)     by reference
------    -----------                          ------------------  ------------
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

4.8.    Indenture dated as of October 28, 1992
	between Registrant and First Union National
	Bank of North Carolina, as Trustee.                   61                *

10.1.-10.3.     Reserved.

10.4.   Amended and Restated Loan Agreement dated
	December 22, 1995 between Registrant and
	First Union National Bank of Tennessee.               31                *

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

10.6.   Form of Contingent Employment Agreement and
	schedule of executed Agreements.                      10                *

10.7.   The Registrant's 1988 Employee Stock Option
	Plan and 1992 Employee Stock Option Plan,
	Amended and Restated April 22, 1996.                  11                *

10.8.   The Registrant's 1988 Directors Stock Option
	Plan, as amended and restated.                         6                *

10.9.   The Registrant's 1992 Directors Stock Option
	Plan, as amended and restated.                         6                *

10.10.  The Registrant's 1996 Officers' Stock
	Option Plan.                                          10                *

10.11.  Reaffirmation and Amendment to Guaranty and
	Suretyship Agreement between Registrant and
	NationsBank of Tennessee, N.A. dated
	July 24, 1995.                                         2                *

10.12.  Amended and Restated Guaranty between
	Registrant and Chase Manhattan Bank dated
	January 31, 1997.                                      7                *

10.13.  Letter dated February 3, 1997 from G. Arthur
	Seelbinder to the Registrant.                          1                *


10.14.  Letter dated January 30, 1998 from G. Arthur
	Seelbinder to the Registrant.                          1                *

10.15   Second Amendment to Amended and Restated
	Loan Agreement dated as of January 1,1998
	between the Registrant and First Union
	National Bank, a national banking association,
	as successor in interest to First Union
	National Bank of Tennessee.                            7                *

10.16   Fourth Amendment to Revolving/Term Loan
	Note dated as of January 1, 1998 between
	the Registrant and First Union National Bank,
	a national banking association, a ssuccessor
	in interest to First Union National Bank of
	Tennessee.                                             1                *

10.17   Reaffirmation of Amended and Restated
	Guaranty made by the Registrant on April 20,
	1998 to the Chase Manhattan Bank.                      3                *

10.18   Letter agreement dated March 26, 1998 between
	The Chase Manhattan Bank and G.Arthur
	Seelbinder.                                            2                *

10.19   Amendment to Grid Time Promissory Note dated
 March 26, 1998 between The ChaseManhattan Bank and
 G. Arthur Seelbinder.                                   1               *

10.20   Loan Agreement dated September 24, 1998,
	between the Registrant and First Union
	National Bank and NationsBank of Tennessee,
	N.A., both national banking associations.             69                *

10.21   Loan Agreement dated September 24, 1998,
	between the Registrant and The CIT
	Group/Equipment Financing, Inc.                        8                *

10.22   Letter dated September 17, 1998 from G.
	Arthur Seelbinder to the Registrant                    1                *

16.1    Letter dated August 14, 1996 from Price
	Waterhouse LLP to the Securities and
	Exchange Commission.                                   1                *

21.1    Subsidiaries of Registrant                      1               43

23.1    Consent of KPMG LLP.                            1               44

24.1.   Powers of Attorney.                             9               45

24.2.   Certified resolution of the Registrant's
	Board of Directors authorizing officers and
	directors signing on behalf of the Registrant
	to sign pursuant to a power of attorney.               1               54

27.1.   Financial Data Schedules (submitted
	electronically for SEC information only).              3               55

(a) The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Shareholders upon the payment of a fee of fifty cents ($.50) per page.

 *      Incorporated by reference.