Form 10-K/A
period 1999-01-03
COOKER RESTAURANT CORP /OH/
filed 1999-05-03
CIK 832412

[DESCRIPTION]COOKER RESTAURANT CORPORATION   FORM 10-K/A

               		     SECURITIES AND EXCHANGE COMMISSION
                      		    WASHINGTON, DC 20549
               			   _____________________

					FORM 10-K/A
		     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
	      SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    The number of Common Shares outstanding on April 2, 1999, was 6,177,000.

    The following documents have been incorporated by reference into this Form 10-K:

	  Document                                              Part of Form 10-K
	  --------                                              -----------------
	   None

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Cooker Restaurant Corporation hereby files this Amendment No. 1 on Form 10-K/A to amend Part III, Items 10 - 13 of its Annual Report on Form 10-K for the year ending January 3, 1999.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

    Information regarding the Registrant's executive officers is set forth in PART I of the Registrant's Form 10-K for the fiscal year ended
January 3, 1999 filed on April 2, 1999 at "Supplemental Item. Executive Officers of the Registrant."

     The following provides information regarding the directors of the Company as of the date of this Prospectus.

     DAVID L. HOBSON, age 62, has been a director of the Company since 1986.
Mr. Hobson became a member of the United States House of Representatives in January 1991. Before being elected to the House of Representatives, he served as a member of the Ohio Senate for more than five years and was its president Pro Temp.

     ROBIN V. HOLDERMAN, age 47, has been a director of the Company since 1986. Mr. Holderman has been an Executive Vice President of Corporate Development of Karrington Health, Inc., an assisted living facilities operating and development company, since November of 1996. He served as President of Ruscilli Development Co., Ltd., a real estate development company, from May 1995 to November 1996. He served as Manager of Industrial Development of Duke Realty Investments, Inc., a real estate development company, from April 1994 to May 1995, and prior thereto was the founder and President of Conquest Corporation, a commercial and industrial real estate development company located in Columbus, Ohio. From 1990 through 1992, he was the Director of Development for the Columbus office of the Miller-Valentine Group, a Dayton, Ohio-based commercial real estate developer and design/build contractor.

     HENRY R. HILLENMEYER, age 55, has been a director of the Company since 1994. Since March 1995, Mr. Hillenmeyer has served as the Chairman and Chief Executive Officer of Skill Search Corporation, a resume database company. He also was Chairman and President of Southern Hospitality Corporation, a Wendy's franchise operator based in Nashville, Tennessee, from May 1988 to October 1994.

     DAVID T. KOLLAT, age 60, has been a director of the Company since 1988 and is Chairman of 22 Inc., a company specializing in research and consulting for retailers and consumer goods manufacturers. He is a director of Consolidated Stores, Inc., The Limited, Inc., Wolverine Worldwide, Inc., Pipeliner Systems, Inc., Cheryl & Co., Inc., SBC Advertising, Christy & Associates, Select Comfort and Audio Environments, Inc. He earned his Doctor of Business Administration degree at Indiana University, and was a Professor of Marketing in the College of Administrative Sciences of The Ohio State University from 1965 to 1972.

     HARVEY M. PALASH, age 65, has been a director of the Company since January 1997. He has been a director of the National Hot Rod Association since 1979 and has served as Vice Chairman since 1986. He also served as a director of Southern Hospitality Corporation, a Wendy's franchise operator based in Nashville, Tennessee, from 1988 to 1994. He has been a consultant for Hubbard Broadcasting since January 1990. He was a consultant for the Nashville Network from 1990 to 1992. In 1985, he founded Diamond P Video, Inc. and served as Chief Executive Officer until he sold the company in January 1990. In 1980, he founded Diamond P Sports, Inc. and served as Chief Executive Officer until he sold the company in January 1990. He has a J.D. degree from the Loyola Law School. He received his license to practice law in California in 1966.


    WILLIAM LEHR JACKSON, age 57, has been a director of the Company since September 1998. He is a co-founder and Principal In Charge of Williams Jackson Ewing, a specialty retail development company. He has been with Williams Jackson Ewing since 1978. In 1971, he became the Regional Leasing Director for the Rouse Company. Mr. Jackson received his Bachelor of Arts in Economics from the University of Virginia. He also was a Captain in the United States Marine Corps, earning a Distinguished Flying Cross and the Navy Commendation Medal for time served in Vietnam.

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

Board of Directors Meetings

The Board of Directors held nine meetings in fiscal 1999 and each of the directors attended at least 75 percent of the aggregate number of meetings of the Board of Directors and committees (if any) on which he served.

Committees

The Company has a standing Audit Committee and a standing Compensation Committee. The Company does not have a committee whose functions include nominating directors.

The Audit Committee (comprised of Robin V. Holderman, W. Lehr Jackson and Harvey M. Palash (chair) as of the end of fiscal 1998) recommends the firm to be employed by the Company as its independent auditors; reviews, in consultation with the independent auditors, their report of audit, or proposed report of audit, and the management letter, if any; consults with the independent auditors (periodically and, as appropriate, out of the presence of management) with regard to the adequacy of the internal accounting controls; and approves transactions between the Company and its officers. The Audit Committee held two meetings in fiscal 1998.

The Compensation Committee (comprised of Henry R. Hillenmeyer, David L. Hobson, and David T. Kollat (Chairman)) establishes the compensation of all officers and management employees of the Company, adopts compensation plans for them, approves employment agreements with such persons, administers and interprets the 1988 and 1992 Employee Stock Option Plans and the 1996 Officers' Stock Option Plan, takes any action that is permitted to be taken by a committee of the Board of Directors under the terms of such plans, including the granting of options, and provided instructions to the trustee of the Company's employee stock ownership plan (the "ESOP") with respect to the voting of unallocated Common Shares thereunder. The Compensation Committee held five meetings in fiscal 1998.

Item 11.    Executive Compensation.

    The following table sets forth certain information concerning the annual and long term compensation for the last three fiscal years of the Chief Executive Officer of the Company and the other executive officers whose total annual salary and bonus exceeded $100,000 during the last fiscal year
(the "Named Executives").

                                                         Long Term
                                                        Compensation
                                                           Awards
              	                                         Securities
     		          Annual Compensation            Underlying
Name and                                                  Options     All Other
Principal Position	Year	Salary	 Bonus (Shares) Compensation

G. Arthur Seelbinder	1998   $228,158   49,438         75,000       $  ---
Chairman of the Board   1997	231,357  142,380	160,000	         ---
Chief Executive Officer	1996	215,000	 437,259	 75,000	       2,190 (a)

Phillip L. Pritchard	1998	185,619   30,713         33,000          ---
President-Chief		1997	191,357	  81,648	 42,000	         ---
Operating Officer       1996	180,000	 256,860	150,000	       2,190 (a)

Glenn W. Cockburn	1998	140,240   15,000         21,000          ---
Senior Vice-President	1997	155,734	  40,500	 26,000	         ---
Operations		1996	143,750	 141,574	 25,000	       2,190 (a)

David C. Sevig		1998(b)	 58,016    9,916          ---            ---
Vice President-Chief	1997	131,684	  33,750         23,000		 ---
Financial Officer	1996	115,000	  92,019         20,000	       2,190 (a)

Mark W. Mikosz          1998(c) 111,810    5,000         22,000          ---
Vice President-Chief    1997      ---       ---           ---            ---
Financial Officer       1996      ---       ---           ---            ---


(a)	The amount listed is an allocation to the account of the Named Executive in the ESOP, which was an employee stock ownership plan under the Code. Any amounts shown for 1996 and 1997 represent Common Shares allocated to the account of the Named Executive as of the end of each such year. Such allocations were made during the next year. Common Shares were valued at $11.75 at the end of 1996 and $9.75 at the end of 1997. The Company, in its sole discretion, could make contributions to the ESOP in the form of cash or Common Shares. These contributions and forfeiture of invested accounts were allocated to the individual account of every employee of the Company who is age 21 and employed on December 31 of each year in proportion to such employee's relative compensation for the year. The accounts became 20 percent vested after three years of employment increasing to 100 percent vested after seven years of employment. Upon termination of employment, the vested amount of his account was delivered to the terminated employee. The ESOP was terminated by the Company effective June 30, 1998, with any vested shares and/or cash distributed to the participants.

(b)	Resigned effective March 28, 1998

(c)	Hired June 1, 1998.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning grants of stock options to the Named Executives during the last fiscal year.

                     Individual Grants (a)           	            Grant Date
                                                                      Value
         --------------------------------------------               ----------
                Number of     Percent of
               Securities    Total Options
               Underlying      granted      Exercise of              Grant Date
              Options granted to Employees   Base Price  Expiration   Present
Name             (shares)    in fiscal year   ($/share)     Date       Value
----              ------       ---------       -------      ----       -----
G. Arthur
 Seelbinder     47,587(a)        18.4%          $5.50     01/26/08  $229,714(c)
                27,156(b)        15.4%          $5.50     04/15/08  $130,349(c)

Phillip L.
 Pritchard      33,311(a)        12.9%          $5.50     01/26/08  $159,893(c)

Glenn W.
 Cockburn       20,621(a)         8.0%          $5.50     01/26/08   $98,981(c)

Mark W. Mikosz  21,854(d)         9.2%          $5.50     07/14/08  $104,899(c)


(a)	These options were granted on January 26, 1998. The exercise price is the market value of the Common Shares on December 15, 1998, as all options granted in 1996, 1997, and 1998, were repriced on December 15, 1998. Each option vests in four equal installments on each of the first four anniversaries of the date of original grant and lapses 90 days after death or disability or 30 days after termination of employment. All unvested options vest upon a change in control, see "Change in Control Arrangements."

(b)	These options were granted on April 15, 1998. The exercise price is the market value of the Common Shares on December 15, 1998, as all options granted in 1996, 1997, and 1998, were repriced on December 15, 1998. These options vested one year after the date of grant and lapse 90 days after death or disability or 30 days after termination of employment. All options vest upon a change in control, see "Change in Control Arrangements."

(c)	The per share weighted-average fair value of stock options during 1998 was $4.80 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 1.05 percent, risk-free interest rate of 4.54%, an expected life of 7 years, and volatility of 35%.

(d)	These options were granted on July 14, 1998. The exercise price is the market value of the Common Shares on December 15, 1998, as all options granted in 1996, 1997, and 1998, were repriced on December 15, 1998. These options vested one year after the date of grant and lapse 90 days after death or disability or 30 days after termination of employment. All options vest upon a change in control, see "Change in Control Arrangements."

Aggregate Option Exercises and Fiscal Year-End Stock Option Values

The following table sets forth certain information concerning the exercise of stock options by the Named Executives during the last fiscal year and the number and value of unexercised stock options held by each of them at the end thereof.


                                              Number of           Value of
                                             Securities         Unexercised
                                             Underlying        In-the-money
                                          Unexercised Options   Options at
             Shares Acquired    Value     at fiscal year end  fiscal year end
Name           on Exercise   Realized       (Exercisable/Unexercisable)
----           -----------   --------     --------------     --------------
G. Arthur
 Seelbinder     100,000      $556,250   125,808 / 168,689 $22,877 / 84,480 (1)

Glenn W.
 Cockburn          0            0       148,388 / 40,114   84,850 / 20,057 (1)

Phillip L.
 Pritchard         0            0       199,927 / 96,454   24,964 / 48,227 (1)

Mark W.
 Mikosz            0            0             0 / 21,854        0 / 10,927 (1)


(1) The dollar value of the unexercised options has been calculated by determining the difference between the fair market value of the securities underlying the options and the exercise or base price of the option at exercise or fiscal year-end, respectively.

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


Item 12.    Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth, as of March 31, 1999, certain information with respect to the beneficial ownership of Common Shares by (i) each person known to the Company to be the beneficial owner of more than five percent of the outstanding Common Shares, (ii) each director or nominee for director of the Company, (iii) each of the Named Executives and (iv) the Company's directors and executive officers as a group.

                                Number of Shares
Shareholder		     Beneficially Owned (a)	Percent of Class

G. Arthur Seelbinder (b)	  494,286 (c)                 7.8%
Glenn W. Cockburn		  315,395 (c)	              5.0%
Henry R. Hillenmeyer	   	   15,666 (c)(d)               (i)
David L. Hobson			   58,874 (e)	               (i)
Robin V. Holderman		   39,918 (c)		       (i)
David T. Kollat			  135,344 (c)	              2.2%
W. Lehr Jackson		              -   		      0.0%
Harvey M. Palash		  100,650 (c)		      1.3%
Phillip L. Pritchard		  432,950 (c)                 6.8%
Mark W. Mikosz			      -   	              0.0%
Margaret A. Epperson                6,726 (c)                  (i)
All directors and
 executive officers as
 a group (11 persons)	        1,599,809 (c)	             23.0%
Dimensional Fund Advisors
 Inc.				  686,162 (e)		     11.1%
Heartland Advisors,               569,900 (h)		      9.2%
The TCW Group, Inc.	  	   65,503 (g)		      1.0%
Wellington Management
 Company, LLP		 	  757,000 (f)		     12.3%


(a)	Unless otherwise indicated, the beneficial owner has sole voting and investment power over these shares subject to the spousal rights, if any, of the spouses of those beneficial owners who have spouses.

(b)	G. Arthur Seelbinder's address is c/o the Company, 5500 Village
Boulevard, West Palm Beach, Florida  33407.

(c)	Includes Common Shares subject to stock options outstanding and exercisable within 60 days of February 28, 1998; for Mr. Seelbinder, 164,765 Common Shares; for Mr. Cockburn, 161,245 Common Shares; for Mr. Hillenmeyer, 12,600 Common Shares; for Mr. Hobson, 19,442 Common Shares; for Mr. Holderman, 37,836 Common Shares; for Mr. Kollat, 61,712 Common Shares; for Mr. Pritchard, 236,522 Common Shares; for Mrs. Epperson, 4,106 Common Shares; and for all directors and executive officers as a group, 698,228 Common Shares.

(d)	Includes 1,314 Common Shares owned of record by his spouse and children, as to which beneficial ownership is disclaimed.

(e)	Dimensional Fund Advisors Inc.'s address is 1299 Ocean Avenue, 11th
Floor, Santa Monica, California 90401. Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have sole voting power with regard to 686,162 Common Shares and sole investment power with regard to 686,162 Common Shares as of February 12, 1999, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in a series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. A
Schedule 13G filed by Dimensional with the Securities and Exchange Commission for calendar year 1998 is the source of information concerning Dimensional reported in this Proxy Statement.

(f)	Wellington Management Company, LLP's ("WMC") address is  75 State
Street, Boston, Massachusetts 02109. WMC has shared voting power with regard to 457,000 Common Shares and shared investment power with regard to 757,000 Common Shares. A Schedule 13G filed by WMC with the Securities and Exchange Commission dated December 31, 1998 is the source of information concerning WMC reported in this Proxy Statement.

(g)	The TCW Group, Inc.'s ("TCW") address is 865 South Figueroa Street,
Los Angeles, California 90017. TCW is deemed to beneficially own 64,503 Common Shares as of February 12, 1999. Mr. Robert Day may be deemed to control TCW. Mr. Day's address is 200 Park Avenue, Suite 2200, New York, New York 10166. Neither TCW nor Mr. Day directly own Common Shares. The Common Shares which they are deemed to beneficially owned are directly owned by subsidiaries of TCW. Both TCW and Mr. Day disclaim beneficial ownership of all such shares. A
Schedule 13G filed by TCW with the Securities and Exchange Commission dated February 12, 1999 is the source of information concerning TCW reported in this Proxy Statement.

(h)	Heartland Advisors, Inc.'s ("Heartland") address is 790 North
Milwaukee Street, Milwaukee, Wisconsin 53202. Heartland has sole voting power with regard to 51,900 Common Shares and sole investment power with regard to 569,900 Common Shares. A Schedule 13G filed by Heartland with the Securities and Exchange Commission dated January 13, 1999 is the source of information concerning Heartland reported in this Proxy Statement.

(i)	Less than one percent.

Section 16(A) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires Cooker Restaurant Corporation's executive officers, directors, and persons who own more than 10% of the Company's stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reports are also filed with the New York Stock Exchange.

    SEC Regulations require Cooker Restaurant Corporation to identify anyone who filed a required report late during the most recent fiscal year. Based on review of reports furnished to the Company and written representations, the Company believes during fiscal year ended January
3, 1999, all section 16(a) filing requirements were met except:

     Peggy Epperson, an officer of the Company, failed to file a Form 4 on time as to the exercise of 4,854 options of the Company's common stock in April 1998. The exercise was reported in May 1998.

Item 13.    Certain Relationships and Related Transactions.

    Certain information required by this item is set forth at Part III, Item 11 herein and Part II, Item 7, of the Registrant's previously filed Form 10-K for the fiscal year ended January 3, 1999.

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

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

	(a)  Documents filed as part of this Form 10-K/A.

(1)     Consolidated Financial Statements:

	Independent Auditors' Report (previously filed)

	Consolidated Balance Sheet as of January 3, 1999 and December 28, 1997 (previously filed)

	Consolidated Statement of Income for the Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996 (previously filed)

	Consolidated Statement of Changes in Shareholders' Equity for the Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996 (previously filed)

	Consolidated Statement of Cash Flows for the Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996 (previously filed)

	Notes to Consolidated Financial Statements for the Fiscal Years Ended January 3, 1999, December 28, 1997 and December 29, 1996
	(previously filed)

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

	(21)            Subsidiaries of Registrant.

21.1    Subsidiaries of Registrant. (previously filed)

	(23)            Consents of Experts and Counsel.

23.1    Consent of KPMG LLP.

	(24)            Powers of Attorney.

24.1.   Powers of Attorney. (previously filed)

24.2. Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Registrant to sign pursuant to a power of attorney. (previously filed)

	(27)      Financial Data Schedule.-

27.1. Financial Data Schedule (submitted electronically for SEC information only). (previously filed)

(b)             Reports on Form 8-K.

No current report on Form 8-K was filed by the Registrant during the fourth quarter of fiscal 1998.

			       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 3, 1999

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

EXHIBIT INDEX


					       Number of Pages
Exhibit                                         in Original        Incorporated
Number    Description                             Document (a)     by reference
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

10.21   Loan Agreement dated September 24, 1998,
	between the Registrant and The CIT
	Group/Equipment Financing, Inc.                 8                *

10.22   Letter dated September 17, 1998 from G.
	Arthur Seelbinder to the Registrant             1                *

16.1    Letter dated August 14, 1996 from Price
	Waterhouse LLP to the Securities and
	Exchange Commission.                            1                *

21.1    Subsidiaries of Registrant                      1               **

23.1    Consent of KPMG LLP.                            1               18

24.1.   Powers of Attorney.                             9               **

24.2.   Certified resolution of the Registrant's
	Board of Directors authorizing officers and
	directors signing on behalf of the Registrant
	to sign pursuant to a power of attorney.        1               **

27.1.   Financial Data Schedules (submitted
	electronically for SEC information only).       3               **

(a) The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Shareholders upon the payment of a fee of fifty cents ($.50) per page.

 *      Incorporated by reference.
 **	Previously filed