Form 10-Q
period 1999-04-04
COOKER RESTAURANT CORP /OH/
filed 1999-05-19
CIK 832412

[DESCRIPTION]COOKER RESTAURANT CORPORATION   FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C. 20549
                         ____________________

                              Form 10-Q

(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended April 4, 1999

| |	 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from _____________ to _____________

                             _____________

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                        |X|                        | |
                        Yes			    No

              5,985,000 Common Shares, without par value
     (number of common shares outstanding as of the close of business on May 19, 1999)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      COOKER RESTAURANT CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEET
                              (UNAUDITED)
                            (In Thousands)

               	                        April 4,		January 3,
            ASSETS		          1999		           1999
                                       ---------                ----------
Current Assets:
   Cash and cash equivalents	       $   2,753	        $    2,520
   Inventory		                   1,619		     1,650
   Land held for sale		              55		        55
   Prepaid and other current assets	   1,355		     1,005
                                       ---------                ----------
          Total current assets		   5,782		     5,230

Property and equipment		         142,376		   144,025
Restricted Cash		                   1,754		     1,600
Other assets		                   2,283		     2,412
                                       ---------                ----------
Total assets	                       $ 152,195	        $  153,267

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of
      long-term debt	               $   6,624	        $    6,015
   Accounts payable		           3,066		     3,357
   Accrued liabilities		           7,531		     7,327
   Income taxes payable		             474		       -
                                       ---------                ----------
          Total current liabilities       17,695		    16,699

Long-term debt		                  81,560		    82,385
Deferred income taxes		           3,352		     3,406
Other liabilities		             282		       625
                                       ---------                ----------
          Total liabilities	       $ 102,889	        $  103,115

Shareholders' equity:
   Common Shares-without par value:
     authorized 30,000,000 shares;
     issued 10,548,000 at April 4,
     1999 and December 28, 1997		  62,418		    62,460
   Retained earnings		          35,369		    34,895
   Treasury stock, at cost,
     4,563,000 and 4,371,000 shares at
        April 4, 1999 and January 3,
        1999, respectively		 (48,481)		   (47,203)
                                       ---------                ----------
Total shareholders' equity		  49,306		    50,152

Commitments and contingencies

	                               $ 152,195	        $  153,267
                                       =========                ==========

See accompanying notes to condensed consolidated financial statements

                         COOKER RESTAURANT CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)
                     (In Thousands Except Per Share Data)

	                                       Three Months Ended
		                        April 4,		March 29,
		                         1999		          1998
                                       ---------               ----------
Sales	                               $  42,191	       $   40,434

Cost of Sales:
     Food and beverage		          11,911		   11,421
     Labor		                  14,834		   13,853
     Restaurant operating expenses	   7,628		    6,983
     Restaturant depreciation		   1,634		    1,464
     General and administrative		   3,021		    2,556
     Interest expense, net		   1,604		      588
	                               ---------               ----------
                                          40,632		   36,865

Income before income taxes		   1,559		    3,569

Provision for income taxes		     469		    1,231
                                       ---------               ----------
Net income	                       $   1,090	       $    2,338
                                       =========               ==========

Basic earnings per share	       $    0.18	       $     0.23
                                       =========               ==========
Diluted earnings per share	       $    0.18	       $     0.23
				       =========               ==========
Weighted average number of common
   shares outstanding - basic		   6,087 		   10,023
Weighted average number of common
   shares outstanding - diluted		   6,219 		   10,177

See accompanying notes to condensed consolidated financial statements

                      COOKER RESTAURANT CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)
                              (In Thousands)

		                              Three Months Ended
		                         April 4, 	        March 29,
		                          1999 			  1998
                                        ---------              ----------
Cash flows from operating activities:
    Net Income 	                        $   1,090 	       $    2,338
    Adjustments to reconcile net
      income to net cash provided by
      operating activities:
        Depreciation and amortization       1,762 	            1,578
        Deferred income taxes 		      (54)		      -
        Loss on sale of property 		4 		      -
        (Increase) in current assets 	     (319)		     (194)
        Decrease (increase) in other
         assets 		              129 		      (90)
        Increase (decrease) in current
         liabilities 		              387 	           (1,398)
        Decrease in other liabilities 	     (297)		      -
                                        ---------               ----------

           Net cash provided by
             operating activities 	    2,702 		    2,234
                                        ---------               ----------

 Cash flows from investing activities:
    Purchases of property and equipment    (3,204)	           (4,418)
    Proceeds from sale of property
      and equipment 		            3,085 		      -
    Restricted Cash Deposits 		     (154)		      -
                                        ---------               ----------
           Net cash used in investing
              activities 		     (273)		   (4,418)
                                        ---------               ----------
 Cash flows from financing activities:
    Proceeds from borrowings 		    5,250 		      -
    Repayments of borrowings 		   (5,441)		      -
    Redemption of debentures 		      (25)		      -
    Exercise of stock options 		       45 		       14
    Purchases of treasury stock 	   (1,365)		      -
    Capital lease obligations 		      (46)		      (43)
    Dividends paid 		             (614)		     (702)
                                        ---------               ----------
           Net cash used in financing
              activities 		   (2,196)		     (731)
                                        ---------               ----------
Net increase (decrease) in cash and
     cash equivalents 		              233 		   (2,915)

Cash and cash equivalents, at
     beginning of period 		    2,520 		    4,685
                                        ---------               ----------
Cash and cash equivalents, at
     end of period 	                $   2,753 		$   1,770
                                        =========               ==========

See accompanying notes to condensed consolidated financial statements

                           COOKER RESTAURANT CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         April 4, 1999 and March 29, 1998

Note 1:  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Cooker Restaurant Corporation and subsidiaries (the "Company"), after elimination of intercompany accounts and transactions, at April 4, 1999, and the statements of income and cash flows for the three months ended April 4, 1999. The results of operations for the three months ended April 4, 1999, are not necessarily indicative of the operating results expected for the fiscal year ended January 2, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended January 3, 1999.

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

Note 2:  Earnings Per Share

     Convertible subordinated debentures outstanding as of April 4, 1999, are convertible into 691,710 shares of common stock at $21.5625 per share and are due October 2002. These were not included in the computation of diluted EPS for each of the quarter ended April 4, 1999, as the inclusion of the convertible subordinated debentures would be antidilutive.

     Options to purchase 615,143 and 839,965 shares at prices ranging from $6.75 to $21.75 per share and $10.375 to $21.75 per share, were outstanding for the three months ended April 4, 1999, and March 29, 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three months ended April 4, 1999 and March 29, 1998, respectively. The options expire between June 1999 and May 2008 for the three months ended April 4, 1999 and between October 2001 and April 2007 for the three months ended March 29, 1998.

Note 3:  Recent Accounting Pronouncements

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

Note 4:  Derivative Financial Instruments

     The fair value of the interest rate swap agreement approximated ($602,000) at April 4, 1999. The fair value is estimated using option pricing models that value the potential for swaps to become in-the-money (liability) through changes in interest rates during the remaining term of the agreement.

Note 5:  Subsequent Events

     At the time of the original closing of the Company's $52,500,000 term loan (the "Term Loan") with First Union National Bank and NationsBank of Tennessee, N.A., (collectively, the "Banks"), and its $10,000,000 revolving line of credit facility (the "Revolver") with NationsBank of Tennessee, N.A., the Company was awaiting appraisals on certain of its properties to be held as collateral for the Term Loan and Revolver. As a result, the Banks required the Company to enter into a second closing (the "Second Closing") pending the receipt of these appraisals. As of the date of this filing, the Company has not yet completed this previously disclosed Second Closing with the Banks. Pursuant to the terms of the original agreement, the Company began making principal and interest payments of approximately $345,000 to First Union on $22,500,000 of its Term Loan and principal payments of $166,670, plus applicable interest, to NationsBank on $30,000,000 of its Term Loan balance, beginning on May 1, 1999. Such payments will continue until March 24, 2004, upon which date, all remaining amounts, principal and interest, under the Term Loan and the Revolver will be due in full. The Company anticipates that the Second Closing will be completed by the end of May 1999. No substantive changes are expected to be made to the original agreement dated September 24, 1998 as a result of the Second Closing.

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

                     COOKER RESTAURANT CORPORATION
                          RESULTS OF OPERATIONS
                               (UNAUDITED)

		                         Three Months Ended
		                    April 4,		March 29,
		                     1999		  1998
                                   ---------           ----------
Sales		                      100.0%		   100.0%

Cost of Sales:
     Food and beverage		       28.2%		    28.2%
     Labor		               35.2%		    34.3%
     Restaurant operating expenses     18.1%		    17.3%
     Restaturant depreciation		3.9%		     3.6%
     General and administrative		7.1%		     6.3%
     Interest expense, net		3.8%		     1.5%
                                   ---------           -----------
		                       96.3%		    91.2%

Income before income taxes		3.7%		     8.8%

Provision for income taxes		1.1%		     3.0%
                                   ---------           ----------
Net income		                2.6%		     5.8%
                                   =========           ==========

     The Company earned $.018 per diluted share for the quarter ended April 4, 1999 as compared to $.023 per diluted share for the quarter ended March 29, 1998. The weighted-average number of shares outstanding (diluted) for the quarter ended April 4, 1999, was approximately 4,000,000 less than the comparable period in fiscal 1998 as a result of the share buyback completed in October of 1998. The decrease in earnings per share is due, mainly, to increased costs as a percent of sales incurred during the quarter ended April 4, 1999 as discussed below.

     Sales for the first quarter of fiscal 1999 increased 4.3%, or $1,757,000, to $42,191,000 compared to sales of $40,434,000 for the first quarter of fiscal 1998. The increase is due primarily to the opening of new Restaurants. Same store sales were down 2.4% for the quarter. First quarter average unit volumes per operating week of $48,267 were down 2.4% from last year. The average check of $11.83 was up 3.4% from last year.

     The costs of food and beverage for the first quarter of 1999 was $11,911,000 as compared to $11,421,000 for the first quarter of 1998. The increase of $490,000 is primarily due to the increased number of stores open during the comparable period. As a percent of sales, the costs of food and beverage was unchanged during the first quarter of 1999 at 28.2%. Food and beverage costs remained fairly stable during the period and the Company instituted a menu price increase during the fourth quarter of 1998.

     Labor costs for the first quarter of 1999 were $14,834,000 as compared to $13,853,000 for the first quarter of 1998. The increase of $981,000 is primarily due to the increased number of stores during the comparable period. Labor costs as a percent of sales for the first quarter of 1999 were 35.2% as compared to 34.3% for the quarter ended March 29, 1998. The increase is due mainly to decreased same-store sales for the quarter as well as increased manager costs.

     Restaurant operating expenses for the first quarter of 1999 were $7,628,000 as compared to $6,983,000 for the first quarter of 1998. The increase of $645,000 is primarily due to the increased number of stores during the comparable period. As a percent of sales, restaurant operating expenses increased to 18.1% during the first quarter of 1999 compared to 17.3% during the first quarter of 1998. Areas showing increased spending were public relations, repairs and maintenance and contract services.

     Restaurant depreciation expense for the first quarter of 1999 was $1,634,000 as compared to $1,464,000 for the first quarter of 1998. The increase of $170,000 is due to the opening of 4 additional stores since the first quarter of 1998.

     General and administrative expenses for the first quarter of 1999 were $3,021,000 as compared to $2,556,000 for the first quarter of 1998. General and administrative expenses as a percent of sales for the first quarter of 1999 were 7.1% as compared to 6.3% for the quarter ended March 29, 1998. The majority of the increase is due to an increase in marketing costs of approximately $605,000 and relocation expenses of approximately $100,000, slightly offset by decreases in preopening expenses of approximately $58,000, bonus costs of approximately $40,000, and workers compensation expenses of approximately $100,000..

     The provision for income taxes in the first quarter of 1998 as a percentage of income before taxes was 30.1%, compared to 34.5% for the first quarter of 1998. The decrease in the current quarter is due to a restructuring of state and local tax reporting.

     Net interest expense for the first quarter of 1999 was $1,604,000 as compared to $588,000 in the first quarter of 1998. The increase of $1,016,000 is due to the increase in debt acquired in conjunction with the buyback of approximately 4,000,000 of the Company's Common Stock completed in the fourth quarter of 1998.

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

     The Company's principal capital requirements are for working capital, new restaurant openings and improvements to existing restaurants. The majority of the Company's financing for operations, expansion and working capital is provided by internally generated cash flows from operations and amounts available under the Revolver.

     During 1998, the Company entered into a new Term Loan agreement with NationsBank of Tennessee and First Union National Bank and a Term Loan with the CIT/Equipment Financing Group, Inc. (collectively the "Lenders") in conjunction with its repurchase of common stock pursuant to the Tender Offer (the "Offer") which was completed on October 5, 1998. The Company borrowed $70,500,000 under the two term loan agreements with the Lenders, and established a $10,000,000 Revolving Line of Credit (the "Revolver") with NationsBank of Tennessee. As of April 4, 1999, the Company had borrowed $4,500,000 against the Revolver and the outstanding balance of the Term Loans was approximately $69,469,000. Repayments of principal and interest on these loans are expected to be financed through normal operating cash flows generated by the Company.

     During the three months ended April 4, 1999, the Company opened two new units. Capital expenditures for these new units and the refurbishing and remodeling of existing units totaled $3,204,000 and were funded by cash flows of $2,702,000 from operations, and the Company's available cash balances, including amounts drawn against the Revolver. The Company intends to open an additional 3 restaurants in 1999 for a total of 5 new restaurants. Total cash expenditures for the 1999 expansion are estimated to be approximately $7.5 million. The Company believes that cash flows from operations together with available borrowings under the Revolver will be sufficient to fund the planned expansion, ongoing maintenance and remodeling of existing restaurants as well as other working capital requirements.

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risk. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At April 4, 1999, the Company was party to an interest rate swap agreement with a termination date of September 28, 2001. The agreement entitles the Company to receive from the counterparty (a major bank), the amounts, if any, by which the Company's interest payments on $27,500,000 of its floating LIBOR debt (included in the $52,500,000 Term Loan and the $10,000,000 Revolver) exceed 6.25 percent through the termination date. No amounts were received by the Company during the quarter ended April 4, 1999.

     The fair value of the interest rate swap agreement was approximately ($602,000) at April 4, 1999. The fair value is estimated using option pricing models that value the potential for the swaps to become in-the-money (liability) through changes in interest rates during the remaining term of the agreement.

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

     As of April 12, 1999, the amount of the Loan outstanding, including capitalized and accrued interest, was $3,497,635 and the undiscounted fair market value of the pledged shares was $1,726,069, based upon a market price of $5.625 per common share. The guaranty secures the loan until it is paid or refinanced without a guaranty. The Company would fund any obligation it incurs under the terms of its guaranty from additional borrowing under its Revolver. Mr. Seelbinder agreed to pay to the Company a guaranty fee each year that the guaranty remains outstanding beginning on March 9, 1994, the date the Company first issued its guaranty of the Loan. The amount of the guaranty fee is 1/4 percent of the outstanding principal amount of the guaranteed loan on the date that the guaranty fee becomes due. Mr. Seelbinder has agreed to use at least on-half of any incentive bonus paid to him by the Company to pay principal and interest on the Loan beginning with any incentive bonus paid for fiscal year 1998.

     Because the value of the shares pledged to secure the Loan subsequent to the Offer was less than the amount required under the terms of the Loan, the Bank required the Company to make a cash deposit in such amount to satisfy the collateral shortfall as a result of the decreased price of the Company's common stock. The Bank, the Company and Mr. Seelbinder reached a preliminary agreement concerning such deposit under which Mr. Seelbinder paid $150,000 to the Bank, the Bank extended their maturity of the Loan to January 31, 2000, the Company made an initial cash deposit of approximately $1,600,000 in the Bank which will be revalued monthly, and Mr. Seelbinder will reimburse the Company for the amount by which the interest on the deposit is less than the interest the Company pays for funds under its Term Loan and Revolver. This use of the Company's funds will not materially affect its working capital or its ability to implement its capital expenditure plan or make improvements and betterments on its property. Subsequent to the initial cash deposit, the Company has made additional deposits totaling approximately $154,000 based upon changes in the price of Company's Common Stock. Mr. Seelbinder has also informed the Company that he intends to discuss with the Bank or other financing sources the refinancing of the balance of the Loan. There can be no assurance that such refinancing will occur or that, if the Loan is refinanced, the guaranty will not remain outstanding or that the deposit will be returned to the Company.

Year 2000

     The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The majority of the Company's systems are purchased from outside vendors. The Company is currently in the process of assessing whether it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. Those installed systems which are not currently able to fully function in the Year 2000 either have new versions available which are Year 2000 compliant, or the vendor has committed to a Year 2000 compliant release in sufficient time to allow installation and testing prior to critical cutover dates. The Company is also in the process of completing its inventory of computer information technology and non-information technology hardware systems to assess Year 2000 compliance. In addition to the Company's internal systems and hardware, the Company is preparing to assess the Year 2000 readiness of its vendors. As a part of this assessment, the Company is asking each major vendor to inform the Company of its (the vendor's) Year 2000 readiness and initiatives. Currently, the Company purchases approximately 95% of its food products from one vendor. The Company is receiving monthly updates from this significant vendor regarding its Year 2000 readiness. The Company has identified each additional major vendor from whom it will request a report regarding its Year 2000 readiness. Letters and questionnaires have been drafted which are specific to the type of vendor (i.e. food, equipment, financial, utility, etc.) and the Company is in the process of mailing out all necessary requests for information. To the extent that the Company's vendors do not provide the Company with satisfactory evidence of their readiness for the Year 2000 issue, contingency plans will be developed. Currently, the Company does not have a formal contingency plan in place, however, a Year 2000 Committee has been formed and is in the process of developing a Company-wide Year 2000 contingency plan.

     As of April 4, 1999, the Company has received responses from approximately 25% of its vendors regarding their Year 2000 readiness. Additionally, the Company has completed its Year 2000 upgrade of both the Point-of-Sale system and back-of-the-house systems and software in two of its restaurants. The Company will begin its company-wide upgrade of these systems in July. The upgrade is expected to be completed by the end of November.

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

     The cost of the Company's plan to address the Year 2000 issue and the anticipated date on which the Company plans to complete the necessary Year 2000 conversion efforts are based on management's best estimates, which were derived from numerous assumptions of future events, including the availability of resources, vendor remediation plans, and other factors. As a result, there can be no assurance that the Company, or other companies with whom the Company conducts business, will successfully address the Year 2000 problem in a timely manner, or at all, or that the Year 2000 problem will not have a material adverse effect on the Company's business or operations. The Company believes that the most reasonably likely worst-case scenario resulting from noncompliance with the Year 2000 by the Company or other third parties would be the temporary shutdown of some or all of the Company's restaurants due to the lack of gas, electricity, or supplies from certain key vendors. Such a shut down, if it were to occur for any substantial period of time, would result in the loss of sales revenue to the Company. Additionally, certain fixed expenses of the Company would still be incurred during this time. As such, a situation such as that described herein could have a material adverse effect on the Company's results of operation.

New Accounting Pronouncements

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

       Interest Rate Risk Analysis

     The Company monitors and considers methods to manage the rate sensitivity of the Company's derivative and other financial instruments. Such monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates which could have a material effect on the fair value of the Company's derivative and other financial instruments. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the effect on the fair value of the Company's derivative and other fixed rate financial instruments in the event of hypothetical changes in interest rates. For the Company's variable rate financial instruments, the analysis is performed to determine the effect on the cash flows of the instrument. Such hypothetical changes reflect management's best estimate of reasonably possible, near-term changes. Based upon such, actual values may differ from those projections calculated by the Company.

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

     The fair values of the Company's fixed rate long-term debt and interest rate swap agreement are subject to change as a result of potential changes in market rates and prices. The potential change in fair value for interest rate sensitive instruments is based on a hypothetical immediate 1% point increase in interest rates across all maturities. The Company's use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. As a result of this analysis, the fair value of the Company's term loan with CIT would decrease from $16,573,000 to $16,128,000; the fair value of the Cooker Bonds would decrease from $12,918,000 to $12,575,000; and the fair value of the Company's interest rate swap agreement would change from ($602,000) to $22,000.

       Cash Flow Analysis

     The Company has a term loan in the amount of $52,000,000 with First Union National Bank and NationsBank of Tennessee, N.A. The interest on this loan is based upon the London Interbank Offering Rate (LIBOR), plus an applicable margin based upon certain criteria. For this variable rate debt, the Company performed an analysis to determine the effect of an immediate 1% point increase on the cash flows of the instruments. Based upon the analysis, such an increase in the interest rate applicable to this loan would result in an increase of $402,000 in payments per the stated terms for the 12 months subsequent to April 4, 1999. The Company also has a revolving loan agreement which allows the Company to borrow up to $10,000,000 with interest terms identical to the terms of the above loan. The analysis performed by the Company indicated that an increase in the applicable interest rate of 1% would not have a material effect on the cash flows under the loan agreement.

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

None

27.	     Financial Data Schedules.

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).

(B)			     Reports on From 8-K

No report on Form 8-K was filed by the Registrant during the fiscal quarter ended April 4, 1999.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		     COOKER RESTAURANT CORPORATION
 		          (The "Registrant")

Date: May 19, 1999

By:		/s/  G. Arthur Seelbinder
               --------------------------
               G. Arthur Seelbinder
               Chairman of the Board of Directors, Chief Executive Officer, and Director
               (principal executive officer and duly authorized officer)

By:		/s/  Mark W. Mikosz
               --------------------------
               Mark W. Mikosz
               Vice President - Chief Financial Officer
               (principal financial and accounting officer)

_______________________________________________________________________________
_______________________________________________________________________________










                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                         ________________________


                      COOKER RESTAURANT CORPORATION



                         ________________________


                        FORM 10-Q QUARTERLY REPORT

                       FOR THE FISCAL QUARTER ENDED:

                              APRIL 4, 1999


                       _________________________


                                EXHIBITS


                       _________________________



















_______________________________________________________________________________
_______________________________________________________________________________

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