Form 10-Q
period 1999-07-04
COOKER RESTAURANT CORP /OH/
filed 1999-08-13
CIK 832412

[DESCRIPTION]COOKER RESTAURANT CORPORATION   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                             ____________________

                                   Form 10-Q

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended July 4, 1999

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


Indicate by check |x| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

        |x|                                                    | |

        Yes		                                       No

                5,986,000 Common Shares, without par value
       (number of common shares outstanding as of the close of business on August 13, 1999)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      COOKER RESTAURANT CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEET
                               (UNAUDITED)
                              (In Thousands)

                                                     July 4,         January 3,
                       ASSETS		              1999		1999
                                                    --------         ----------
Current Assets:
   Cash and cash equivalents	                    $  2,092	     $	  2,520
   Inventory		                               1,481		  1,650
   Land held for sale		                          56		     55
   Prepaid and other current assets		       1,422		  1,005
                                                    --------         ----------
          Total current assets		               5,051		  5,230

Property and equipment		                     142,374		144,025
Restricted Cash		                               1,822		  1,600
Other assets		                               2,352		  2,412

Total assets	                                    $151,599	     $	153,267
				                    ========         ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt	            $  6,785	     $	  6,015
   Accounts payable		                       3,188		  3,357
   Accrued liabilities		                       5,980		  7,327
   Income taxes payable		                         396		    -
                                                    --------         ----------
          Total current liabilities		      16,349		 16,699

Long-term debt		                              81,248		 82,385
Deferred income taxes		                       3,346		  3,406
Other liabilities		                         235		    625
                                                    --------         ----------
          Total liabilities	                    $101,178	     $	103,115

Shareholders' equity:
   Common Shares-without par value: authorized
        30,000,000 shares; issued 10,548,000 at
        July 4, 1999 and January 3, 1999	      62,416		 62,460
   Retained earnings		                      36,601		 34,895
   Treasury stock, at cost, 4,562,000 and
        4,371,000 shares at July 4, 1999 and
        January 3, 1999, respectively		     (48,596)		(47,203)
				                    --------         ----------
Total shareholders' equity		              50,421		 50,152

Commitments and contingencies

	                                           $151,599	     $	153,267
                                                   ========          ==========

See accompanying notes to condensed consolidated financial statements

                     COOKER RESTAURANT CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)
                 (In Thousands Except Per Share Data)

                                    Three Months Ended         Six Months Ended
		                    July 4,	June 28,      July 4,   June 28,
		                     1999         1998	       1999	  1998
                                   --------     --------     --------  --------
Sales	                           $ 38,738	$ 39,955     $ 80,928	 80,389

Cost of Sales:
     Food and beverage		     10,965	  11,495       22,876	 22,917
     Labor		             13,635	  13,930       28,469	 27,784
     Restaurant operating expenses    6,702	   7,349       14,330	 14,332
     Restaturant depreciation	      1,660	   1,556	3,293	  3,020
     General and administrative	      2,468	   2,387	5,490	  4,942
     Interest expense, net	      1,551	     739	3,155	  1,326
                                   --------     --------     --------  --------
		                     36,981	  37,456       77,613	 74,321

Income before income taxes	      1,757	   2,499	3,315	  6,068

Provision for income taxes		528	     659	  995	   1890
                                   --------     --------     --------  --------
Net income	                   $  1,229	$  1,840     $	2,320	  4,178
                                   ========     ========     ========  ========

Basic earnings per share	   $   0.21	$   0.18     $	 0.38  $   0.41
                                   ========     ========     ========  ========
Diluted earnings per share	   $   0.20	$   0.18     $	 0.38  $   0.41
                                   ========     ========     ========  ========


Weighted average number of common
   shares outstanding - basic	      5,986 	  10,130 	6,036 	 10,076
Weighted average number of common
   shares outstanding - diluted	      6,064 	  10,326 	6,142 	 10,253


See accompanying notes to condensed consolidated financial statements

                       COOKER RESTAURANT CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)
                             (In Thousands)

		                                          Six Months Ended
		                                        July 4,     June 28,
		                                         1999 	      1998
                                                       --------     --------
Cash flows from operating activities:
    Net Income 	                                       $  2,320     $  4,178
    Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization 		          3,550        3,249
        Deferred income taxes 		                    (60)	 -
        Loss on sale of property 		              4 	   1
        (Increase) decrease in current assets 		   (248)	 279
        Decrease (increase) in other assets 		     60 	(132)
        Increase (decrease) in current liabilities 	 (1,120)	 357
        Decrease in other  liabilities 		           (297)	 -
                                                       --------     --------
         Net cash provided by operating activities 	  4,209        7,932

Cash flows from investing activities:
    Purchases of property and equipment 		 (5,111)      (8,879)
    Proceeds from sale of property and equipment 	  3,085 	   7
    Restricted Cash Deposits 		                   (222)	 -
                                                       --------     --------
         Net cash used in investing activities 		 (2,248)      (8,872)

Cash flows from financing activities:
    Proceeds from notes payable 		            -   	 425
    Proceeds from borrowings 		                 14,250 	 -
    Repayments of borrowings 		                (14,591)         -
    Redemption of debentures 		                    (25)	 -
    Exercise of stock options 		                     49        1,121
    Purchases of treasury stock 		         (1,365)	 -
    Capital lease obligations 		                    (93)	 (85)
    Dividends paid 		                           (614)	(702)
                                                       --------     --------
         Net cash (used in) provided by financing
            activities 		                         (2,389)	 759

Net decrease in cash and cash equivalents 		   (428)	(181)

Cash and cash equivalents, at beginning of period 	  2,520        4,685
                                                       --------     --------
Cash and cash equivalents, at end of period 	       $  2,092     $  4,504
                                                       ========     ========

See accompanying notes to condensed consolidated financial statements

                      COOKER RESTAURANT CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     July 4, 1999 and June 28, 1998

Note 1:  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Cooker Restaurant Corporation and subsidiaries (the "Company"), after elimination of intercompany accounts and transactions, at July 4, 1999, and the statements of income and cash flows for the three and six months ended July 4, 1999. The results of operations for the three and six months ended July 4, 1999, are not necessarily indicative of the operating results expected for the fiscal year ended January 2, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended January 3, 1999.

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

Note 2:  Earnings Per Share

     The difference between the basic and diluted weighted-average number of shares outstanding for the three and six months ended July 4, 1999 and June 28, 1998, represents the dilutive effect of certain stock options.

     Convertible subordinated debentures outstanding as of July 4, 1999, are convertible into 636,058 shares of common stock at $21.5625 per share and are due October 2002. These were not included in the computation of diluted EPS for each of the quarter ended July 4, 1999, as the inclusion of the convertible subordinated debentures would be antidilutive.

     Options to purchase 597,642 and 886,115 shares at prices ranging from $6.50 to $21.75 per share and $10.375 to $21.75 per share, were outstanding for the six months ended July 4, 1999, and June 28, 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the six months ended July 4, 1999 and June 28, 1998, respectively. The options expire between October 1999 and May 2008 for the six months ended July 4, 1999 and between October 1999 and May 2008 for the six months ended June 28, 1998.

Note 3:  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS. No 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement 133 and Amendment of FASB Statement 133." This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative (this is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement, as amended, shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not determined the effect of the adoption of SFAS No. 133, as amended, on the Company's results of operations or statement of financial position.

Note 4:  Derivative Financial Instruments

     The fair value of the interest rate swap agreement approximated ($214,396) at July 4, 1999. The fair value is estimated using option pricing models that value the potential for swaps to become in-the-money (liability) through changes in interest rates during the remaining term of the agreement.

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

Results of Operations

The Company earned $0.20 per diluted share for the quarter ended July 4, 1999 as compared to $0.18 per diluted share for the quarter ended June 28, 1998. The weighted-average number of shares outstanding (diluted) for the quarter ended July 4, 1999, was approximately 4,000,000 less than the comparable period in fiscal 1998 as a result of the share buyback completed in October of 1998.

The following table sets forth as a percentage of sales certain items appearing in the Company's statements of income.

                       COOKER RESTAURANT CORPORATION
                           RESULTS OF OPERATIONS
                                (UNAUDITED)

                                      Three Months Ended  Six Months Ended
		                      July 4,	June 28,  July 4,  June 28,
		                       1999	  1998	   1999	     1998
                                      -------   -------   -------  -------
Sales		                       100.0%	 100.0%	   100.0%   100.0%

Cost of Sales:
     Food and beverage		        28.3%	  28.8%	    28.3%    28.5%
     Labor		                35.2%	  34.9%	    35.2%    34.6%
     Restaurant operating expenses	17.3%	  18.4%	    17.7%    17.8%
     Restaturant depreciation		 4.3%	   3.9%	     4.0%     3.8%
     General and administrative		 6.4%	   6.0%	     6.8%     6.1%
     Interest expense, net		 4.0%	   1.8%	     3.9%     1.6%
                                      -------   -------   -------  -------
		                        95.5%	  93.8%	    95.9%    92.4%

Income before income taxes		 4.5%	   6.2%	     4.1%     7.6%

Provision for income taxes		 1.4%	   1.6%	     1.2%     2.4%
                                      -------   -------   -------  -------
Net income		                 3.1%	   4.6%	     2.9%     5.2%
                                      =======   =======   =======  =======

     Sales for the second quarter of fiscal 1999 decreased 3.0%, or $1,217,000, to $38,738,000 compared to sales of $39,955,000 for the second quarter of fiscal 1998. Sales for the six months ended July 4, 1999 increased 1.0%, or $539,000, to $80,928,000 compared to sales of $80,389,000 for the six months ended June 28, 1998. The increase for the six months ended July 4, 1999, is due to the opening of new Restaurants. Same store sales were down 4.9% for the quarter ended July 4, 1999. Second quarter average unit volumes per operating week of $43,821 were down 9.5% from last year. The average check of $11.68 was up 3.6% from the second quarter last year.

     The cost of food and beverage for the second quarter of 1999 was $10,965,000 as compared to $11,495,000 for the second quarter of 1998. The decrease of $530,000 is primarily due to decreased sales for the quarter compared to last year. The cost of food and beverage for the six months ended July 4, 1999, was $22,876,000 as compared to $22,917,000 for the six months ended June 28, 1998. As a percent of sales, the cost of food and beverage was 28.3% for the second quarter of 1999, as compared to 28.8% for the second quarter of 1998. For the six month period, the cost of food and beverage as a percent of sales was 28.3% for 1999, as compared to 28.5% for the same period in 1998. The improvement in 1999 is due primarily to the a menu price increase in the fourth quarter of 1998, as well as lower produce prices for the period in 1999 as compared to 1998.

     Labor costs for the second quarter of 1999 were $13,635,000 as compared to $13,930,000 for the second quarter of 1998. The decrease of $295,000 is primarily due to the decrease in sales and average unit volume during the comparable period, which resulted in lower demand for labor hours. Labor costs as a percent of sales for the second quarter of 1999 were 35.2% as compared to 34.9% for the quarter ended June 28, 1998. The increase is due mainly to decreased same-store sales for the quarter as well as increased manager costs. Labor costs for the six months ended July 4, 1999, were $28,469,000 as compared to $27,784,000 for the comparable period in the prior year. The increase of $685,000 is due primarily to the increased number of stores in operation during the period. Labor costs as a percent of sales for the six month period in 1999 were 35.2% as compared to 34.6% for the same period last year. The increase is primarily due to decreased same-store sales for the period, as well as increased manager costs.

     Restaurant operating expenses for the second quarter of 1999 were $6,702,000 as compared to $7,349,000 for the second quarter of 1998. The decrease of $647,000 was primarily due to a decrease in public relations, administrative and contract service expenses, slightly offset by an increase in utilities costs. For the six month period, restaurant operating expenses totaled $14,330,000 as compared to $14,332,000 for the comparable period last year. Restaurant operating expenses as a percent of sales for the three and six months ended July 4, 1999, were 17.3% and 17.7%, respectively, as compared to 18.4% and 17.8% for the comparable periods in the prior year.

     Restaurant depreciation expense for the second quarter and six months ended July 4, 1999, was $1,660,000 and $3,293,000, respectively, as compared to $1,556,000 and $3,020,000 for the comparable periods last year. The increase of $104,000 and $273,000 for the three and six month period ended July 4, 1999, respectively, is due to the opening of additional stores since the comparable periods in the prior year.

     General and administrative expenses for the second quarter of 1999 were $2,468,000 as compared to $2,387,000 for the second quarter of 1998. The increase of $81,000 is due mainly to an increase in marketing expense of $326,000, offset by a decrease in labor costs of $268,000. General and administrative expenses for the six months ended July 4, 1999, were $5,490,000 as compared to $4,942,000 for the same period last year. The increase of $548,000 is due primarily to increased marketing costs of $724,000, offset by decreased labor costs of $152,000. General and administrative expenses as a percent of sales for the three and six months ended July 4, 1999, were 6.4% and 6.8%, respectively, as compared to 6.0% and 6.1% for the comparable periods in the prior year.

     The provision for income taxes for the three and six months ended July
4, 1999, as a percentage of income before taxes was 30.1% and 30.0%, respectively, as compared to 26.4% and 31.1% for the comparable periods in the prior year. The increase for the second quarter is primarily due to a reversal of a liability in the prior year for a previous year's tax audit assessment that did not reoccur in the current year. The decrease for the six month period is primarily due to a restructuring of state and local tax reporting.

     Net interest expense for the second quarter of 1999 was $1,551,000 as compared to $739,000 in the second quarter of 1998. Net interest expense for the six months ended July 4, 1999, was $3,155,000 as compared to $1,326,000 for the same period in the prior year. The increases of $812,000 and $1,829,000 forthe three and six month periods, respectively, are due to the additional debt acquired in conjunction with the buyback of approximately 4,000,000 of the Company's Common Stock completed in the fourth quarter of 1998.

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

     During 1998, the Company entered into a new term Loan agreement with NationsBank of Tennessee and First Union National Bank (the "Term Loan") and a term Loan with the CIT/Equipment Financing Group, Inc. (collectively the "Lenders") in conjunction with its repurchase of common stock pursuant to the Tender Offer (the "Offer") which was completed on October 5, 1998. The Company borrowed $70,500,000 under the two term loan agreements with the Lenders, and established a $10,000,000 Revolving Line of Credit (the "Revolver") with NationsBank of Tennessee. As of July 4, 1999, the Company had borrowed $6,500,000against the Revolver and the outstanding balance of the Term Loans was approximately $67,819,000. Repayments of principal and interest on these loans are expected to be financed through normal operating cash flows generated by the Company.

     At the time of the original closing of the Company's $52,500,000 Term loan with First Union National Bank and NationsBank of Tennessee, N.A., (collectively, the "Banks"), and its $10,000,000 Revolver with NationsBank of Tennessee, N.A., the Company was awaiting appraisals on certain of its properties to be held as collateral for the Term Loan and Revolver. As a result, the Banks required the Company to enter into a second closing (the "Second Closing") pending the receipt of these appraisals. At the time of the Second Closing, the amount of total indebtedness to the Banks, including the Term Loan and the Revolver, cannot exceed the lesser of $62,500,000 or seventy percent of the appraised value of the properties pledged as collateral. As of the date of this filing, the Company has not yet completed this previously disclosed Second Closing with the Banks. Pursuant to the terms of the original agreement, the Company began making principal and interest payments of approximately $345,000 to First Union on $22,500,000 of its Term Loan and principal payments of $166,670, plus applicable interest, to NationsBank on $30,000,000 of its Term Loan balance, beginning on May 1, 1999. Such payments will continue until March 24, 2004, upon which date, all remaining amounts, principal and interest, under the Term Loan and the Revolver will be due in full. The Company anticipates that the Second Closing will be completed by the end of the third quarter. No substantive changes are expected to be made to the original agreement dated September 24, 1998, as a result of the Second Closing.

     During the three months ended July 4, 1999, the Company did not open any additional units. The Company has opened two new restaurants in the first six months of 1999. Capital expenditures for new restaurants, as well as the refurbishing and remodeling of existing units totaled $5,111,000 for the six months ended July 4, 1999, and were funded by cash flows of $4,209,000 from operations, and the Company's available cash balances, including amounts drawn against the Revolver. The Company intends to open an additional 3 restaurants in 1999 for a total of 5 new restaurants. Total cash expenditures for the 1999 expansion are estimated to be approximately $7.5 million. The Company believes that cash flows from operations together with available borrowings under the Revolver will be sufficient to fund the planned expansion, ongoing maintenance and remodeling of existing restaurants as well as other working capital requirements.

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risk. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At July 4, 1999, the Company was party to an interest rate swap agreement with a termination date of September 28, 2001. The agreement entitles the Company to receive from the counterparty (a major bank), the amounts, if any, by which the Company's interest payments on $27,500,000 of its floating LIBOR debt (included in the $52,500,000 Term Loan and the $10,000,000 Revolver) exceed 6.25 percent through the termination date. No amounts were received by the Company during the quarter ended July 4, 1999.

     The fair value of the interest rate swap agreement was approximately ($214,396) at July 4, 1999. The fair value is estimated using option pricing models that value the potential for the swaps to become in-the-money (liability) through changes in interest rates during the remaining term of the agreement.

     The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

     In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder (the "Loan"), the Chairman of the Board. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). As refinanced and extended, the Loan from the Bank bears interest at the Bank's prime rate or LIBOR plus 2%, and is secured by 323,007 Common Shares owned by Mr. Seelbinder and is guaranteed by the Company in the principal amount up to $6,250,000, including capitalized interest. Pursuant to the loan agreement between Mr. Seelbinder and the Bank, any reduction of the principal amount outstanding under the Loan shall not entitle Mr. Seelbinder to the advancement of additional funds under the Loan. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the Loan prior to calling on the Company for its guaranty. The term of the Loan has been extended until January 31, 2000.

     As of July 12, 1999, the amount of the Loan outstanding, including capitalized and accrued interest, was $3,560,534 and the undiscounted fair market value of the pledged shares was $1,726,069, based upon a market price of $5.625 per common share. The guaranty secures the loan until it is paid or refinanced without a guaranty. The Company would fund any obligation it incurs under the terms of its guaranty from additional borrowing under its Revolver. Mr. Seelbinder agreed to pay to the Company a guaranty fee each year that the guaranty remains outstanding beginning on March 9, 1994, the date the Company first issued its guaranty of the Loan. The amount of the guaranty fee is 1/4 percent of the outstanding principal amount of the guaranteed loan on the date that the guaranty fee becomes due.

     Because the value of the shares pledged to secure the Loan subsequent to the Offer was less than the amount required under the terms of the Loan, the Bank required the Company to make a cash deposit in such amount to satisfy the collateral shortfall as a result of the decreased price of the Company's common stock. The Bank, the Company and Mr. Seelbinder reached a preliminary agreement concerning such deposit under which Mr. Seelbinder paid $150,000 to the Bank, the Bank extended their maturity of the Loan to January 31, 2000, the Company made an initial cash deposit of approximately $1,600,000 in the Bank which will be revalued monthly, and Mr. Seelbinder will reimburse the Company for the amount by which the interest on the deposit is less than the interest the Company pays for funds under its Term Loan and Revolver. This use of the Company's funds will not materially affect its working capital or its ability to implement its capital expenditure plan or make improvements and betterments on its property. Subsequent to the initial cash deposit, the Company has made additional deposits totaling approximately $185,000 based upon changes in the price of Company's Common Stock. Mr. Seelbinder has also informed the Company that he intends to discuss with the Bank or other financing sources the refinancing of the balance of the Loan. There can be no assurance that such refinancing will occur or that, if the Loan is refinanced, the guaranty will not remain outstanding or that the deposit will be returned to the Company.

Year 2000

     The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The majority of the Company's systems are purchased from outside vendors. The Company is currently in the process of assessing whether it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. Those installed systems which are not currently able to fully function in the Year 2000 either have new versions available which are Year 2000 compliant, or the vendor has committed to a Year 2000 compliant release in sufficient time to allow installation and testing prior to critical cutover dates. The Company has completed its inventory of computer information technology and non-information technology hardware systems to assess Year 2000 compliance. In addition to the Company's internal systems and hardware, the Company is currently assessing the Year 2000 readiness of its vendors. As a part of this assessment, the Company is asking each major vendor to inform the Company of its (the vendor's) Year 2000 readiness and initiatives. Currently, the Company purchases approximately 95% of its food products from one vendor. The Company is receiving monthly updates from this significant vendor regarding its Year 2000 readiness. The Company has identified each additional major vendor from whom it will request a report regarding its Year 2000 readiness. Letters and questionnaires have been drafted which are specific to the type of vendor (i.e. food, equipment, financial, utility, etc.) and the Company is in the process of mailing out all necessary requests for information. To the extent that Company's vendors do not provide the Company with satisfactory evidence of their readiness for the Year 2000 issue, contingency plans will be developed. Currently, the Company does not have a formal contingency plan in place, however, a Year 2000 Committee has been formed and is in the process of developing a Company-wide Year 2000 contingency plan.

     As of July 4, 1999, the Company has received responses from approximately 25% of its vendors regarding their Year 2000 readiness. Additionally, the Company has completed its Year 2000 upgrade of both the Point-of-Sale system and back-of-the-house systems and software in two of its restaurants. The Company began its company-wide upgrade of these systems in July. The upgrade is expected to be completed by the end of November.

     The Company has developed a plan to address the possible exposures related to the impact on its computer systems of the Year 2000 problem. The plan provides for the conversion efforts to be completed on all critical systems by the end of 1999. The Company expects that the maximum cost which could be incurred in conjunction with the testing and remediation of all hardware and software systems and applications would be approximately $500,000 through completion in fiscal year 1999, of which, approximately $31,000 has been incurred to date. Such costs have been and will be funded by the Company's operating cash flows.

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


New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities
-- Deferral of Effective Date of FASB Statement 133 and Amendment of FASB Statement 133." This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative (this is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement, as amended, shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not determined the effect of the adoption of SFAS No. 133, as amended, on the Company's results of operations or statement of financial position.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company has performed a sensitivity analysis on its fixed and floating long term debt at July 4, 1999. The results of this sensitivity analysis indicated that there has been no substantial change in the analysis as performed at the end of the fiscal quarter ended April 4, 1999.

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

Exhibit 3.1

Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to exhibit 28.2 of Registrant's quarterly report on for 10-Q for the fiscal quarter ended July 28, 1992; Commission File No. 0-16806).

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

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).

(B)     Reports on From 8-K

No report on Form 8-K was filed by the Registrant during the fiscal quarter ended July 4, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  		         COOKER RESTAURANT CORPORATION
			      (The "Registrant")

Date: August 18, 1999

By:		              /s/  G. Arthur Seelbinder
                              -------------------------
                              G. Arthur Seelbinder
                              Chairman of the Board of Directors, Chief
                              Executive Officer, and Director
                              (principal executive officer and duly
                              authorized officer)

By:		              /s/  Mark W. Mikosz
                              -------------------------
                              Mark W. Mikosz
                              Vice President - Chief Financial Officer
                              (principal financial and accounting officer)

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

                                       JULY 4, 1999

                                 _________________________


                                         EXHIBITS


                                 _________________________



















_______________________________________________________________________________
_______________________________________________________________________________

Exhibit 3.1

Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to exhibit 28.2 of Registrant's quarterly report on for 10-Q for the fiscal quarter ended July 28, 1992; Commission File No. 0-16806).

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