Form 10-K/A
period 1999-01-03
COOKER RESTAURANT CORP /OH/
filed 1999-11-16
CIK 832412

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                            FORM 10-K/A-2

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 3, 1999; or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to __________________________.


                   Commission file number 1-13044

                    COOKER RESTAURANT CORPORATION
       (Exact name of registrant as specified in its charter)


           OHIO                                        62-1292102
(State or other jurisdiction                          (IRS Employer
of incorporation or organization)                  Identification No.)


5500 Village Boulevard, West Palm Beach, Florida         33407
   (Address of principal executive offices)            (Zip Code)


  Registrant's telephone number, including area code: (561) 615-6000


Securities registered under Section 12(b) of the Exchange Act:


Title of Each Class                  Name of Exchange on Which Registered
-------------------                  ------------------------------------

Common Shares, without par value     The New York Stock Exchange

Rights to Purchase Class A Junior    Trades with the Common Shares
Participating Preferred Share,
without par value


Securities registered under Section 12(g):

6-3/4% Convertible Subordinated Debentures Due 2002



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at November 15, 1999, was $14,630,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of November 15, 1999 was 5,986,000.

                 DOCUMENTS INCORPORATED BY REFERENCE
                                None

     Cooker Restaurant Corporation hereby files this Amendment No. 2 on Form 10-K/A to amend and supplement Part III, Item 11 of its Annual Report on Form 10-K for the year ending January 3, 1999 and its Amendment No. 1 on Form 10-K/A for the year ending January 3, 1999. This Amendment No. 2 to the Registrant's Form 10-K/A is being filed to provide information concerning the cancellation and reissuance of certain options which was inadvertently omitted from Registrant's Form 10-K and Amendment No. 1 to the Form 10-K. It is intended to supplement and not supersede the information previously provided in Part III, Item 11.

PART III

Item 11.

Stock Option Cancellation and Reissuance

     On December 14, 1998, the Company offered certain holders of stock options, including certain executive officers, the opportunity to cancel their outstanding stock options in exchange for the issuance of replacement stock options. The exercise price on the newly issued stock options was set at the fair market value of the Company's Common Stock at the close of business on December 14, 1998, which price was lower than the exercise price of the canceled options. This action was taken in order to provide an appropriate incentive to these individuals. As a result of the stock option cancellations and reissuances, 880,000 outstanding options were cancelled and 568,000 options were reissued.

     The following table sets forth certain information concerning the cancellation and reissuance of stock options to executive officers of the Company on December 14, 1998, and within the previous ten years.(1)

               TEN-YEAR OPTION/SAR REPRICINGS(2)


                                                                                                                  Length of Original
                                           Number of                                                                 Option Term
                                           Securities                                                             Remaining at Date
                                           Underlying      Market Price of        Exercise Price                   of Repricing or
                                          Options/SARs     Stock at Time of         at Time of         New           Amendment
                                          Repriced or        Repricing or          Repricing or      Exercise        (yrs/mos.)
Name                       Date(3)           Amended         Amendment($)          Amendment($)      Price($)
------------------         --------       ------------     ----------------       --------------     --------      ----------------
Arthur Seelbinder          11/14/94             90,000          $6.500               $11.185          $6.500         6 yrs. 5 mos.
Chairman and Chief         11/14/94            125,000          $6.500               $21.750          $6.500         7 yrs. 8 mos.
Executive Officer          11/14/94            125,000          $6.500               $21.750          $6.500         8 yrs. 8 mos.
                           12/14/98             75,000          $5.500               $11.625          $5.500         7 yrs. 2 mos.
                           12/14/98             60,000          $5.500               $10.875          $5.500         8 yrs. 1 mos.
                           12/14/98            100,000          $5.500               $11.500          $5.500         8 yrs. 3 mos.
                           12/14/98             60,000          $5.500               $ 8.500          $5.500         9 yrs. 2 mos.
                           12/14/98             50,000          $5.500               $12.125          $5.500         9 yrs. 4 mos.
                                               -------
                                               685,000

Phil Pritchard             12/14/98            150,000          $5.500               $11.625          $5.500         7 yrs. 2 mos.
President                  12/14/98             42,000          $5.500               $10.875          $5.500         8 yrs. 1 mos.
                           12/14/98             42,000          $5.500               $ 8.500          $5.500         9 yrs. 2 mos.
                                               -------
                                               234,000



                                                                                                                  Length of Original
                                           Number of                                                                 Option Term
                                           Securities                                                             Remaining at Date
                                           Underlying      Market Price of        Exercise Price                   of Repricing or
                                          Options/SARs     Stock at Time of         at Time of         New           Amendment
                                          Repriced or        Repricing or          Repricing or      Exercise        (yrs/mos.)
Name                       Date(3)           Amended         Amendment($)          Amendment($)      Price($)
---------------            --------       ------------     ----------------       --------------     --------      ----------------

Glenn Cockburn             11/14/94             50,000          $6.500               $11.185          $6.500         6 yrs. 5 mos.
Senior Vice President      11/14/94             35,000          $6.500               $21.750          $6.500         7 yrs. 8 mos.
                           11/14/94             35,000          $6.500               $21.750          $6.500         8 yrs. 8 mos.
                           12/14/98             25,000          $5.500               $11.625          $5.500         7 yrs. 2 mos.
                           12/14/98             26,000          $5.500               $10.875          $5.500         8 yrs. 1 mos.
                           12/14/98             26,000          $5.500               $ 8.500          $5.500         9 yrs. 2 mos.
                                               -------
                                               197,000


Mark Mikosz                12/14/98             30,000          $5.500               $ 9.438          $5.500         9 yrs. 7 mos.
Vice President and
Chief Financial Officer

Margaret Epperson          12/14/98              2,000          $5.500               $11.625          $5.500         7 yrs. 2 mos.
Secretary and Treasurer    12/14/98              2,000          $5.500               $10.875          $5.500         8 yrs. 1 mos.
                           12/14/98              5,000          $5.500               $ 8.500          $5.500         9 yrs. 2 mos.
                                               -------
                                                 9,000




(1) On November 14, 1994, options were re-issued to certain holders of stock options in exchange for the surrender of options issued on October 14, 1991, January 18, 1993, and
     January 14, 1994.

(2)  For an explanation of the 1998 cancellation and reissuance,
     see "Report of the Compensation Committee   Stock Option
     Cancellation and Reissuance."

(3) The date reflects the date on which stock options to purchase shares of Common Stock were canceled and the date on which replacement stock options were issued.



           REPORT OF THE COMPENSATION COMMITTEE

Compensation Committee Report concerning 1998 Stock Option
Cancellation and Reissuance

     Pursuant to the 1988 and 1992 Plan(s), the Compensation Committee had granted stock options to certain members of management and other senior employees at exercise prices ranging from $8.50 to $12.125 per share. After the decline in the market price of the Company's Common Stock, the Compensation Committee considered whether or not, in conjunction with the other forms of compensation, the outstanding stock options were sufficient to motivate and retain certain members of management and other senior employees. The Compensation Committee concluded that the outstanding options were insufficient to motivate and retain these key employees and, therefore, the Compensation Committee issued new option to certain employees in consideration of their agreement to cancel their outstanding options. Accordingly, effective December 14, 1998, 880,000 options outstanding under the Plan(s) were cancelled and 568,000 options were issued with an exercise price of $5.500 per share, which was the closing market price per share of common Stock on December 15, 1998. For information regarding the stock options reissued to each named executive officer, see "Ten-year Option/SAR Repricings."

                                        David T. Kollat (Chairman)
                                        Henry R. Hillenmeyer
                                        David L. Hobson

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COOKER RESTAURANT CORPORATION
                                   (Registrant)


Date: November 15, 1999       By:/s/ Mark W. Mikosz
                                 Mark W. Mikosz, Vice President,
                                 Chief Financial Officer