Form 10-Q
period 1999-10-03
COOKER RESTAURANT CORP /OH/
filed 1999-11-16
CIK 832412

[DESCRIPTION]COOKER RESTAURANT CORPORATION   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                             ____________________

                                   Form 10-Q

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended October 3, 1999

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

                5,986,000 Common Shares, without par value
       (number of common shares outstanding as of the close of business on November 16, 1999)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      COOKER RESTAURANT CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEET
                               (UNAUDITED)
                              (In Thousands)

                                                   October 3,         January 3,
                       ASSETS		              1999		1999
                                                    --------         ----------
Current assets:
   Cash and cash equivalents	                    $  1,546	     $	  2,520
   Inventory		                               1,454		  1,650
   Land held for sale		                          56		     55
   Income taxes receivable                             2,659                242
   Prepaid and other current assets		         932		    763
                                                    --------         ----------
          Total current assets		               6,647		  5,230

Property and equipment		                     139,710		144,025
Restricted cash		                               2,431		  1,600
Other assets		                               2,424		  2,412
                                                    --------         ----------
Total assets	                                    $151,212	     $	153,267
				                    ========         ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt	            $  6,836	     $	  6,015
   Accounts payable		                       3,362		  3,357
   Accrued liabilities		                       7,662	          7,327
   Reserve for loan guaranty loss                      2,454		    -
                                                    --------         ----------
          Total current liabilities		      20,314		 16,699

Long-term debt		                              82,555		 82,385
Deferred income taxes		                       3,346		  3,406
Other liabilities		                         172		    625
                                                    --------         ----------
          Total liabilities	                    $106,387	     $	103,115

Shareholders' equity:
   Common Shares-without par value: authorized
        30,000,000 shares; issued 10,548,000 at
        October 3, 1999 and January 3, 1999	      62,416		 62,460
   Retained earnings		                      31,005		 34,895
   Treasury stock, at cost, 4,562,000 and
        4,371,000 shares at October 3, 1999 and
        January 3, 1999, respectively		     (48,596)		(47,203)
				                    --------         ----------
Total shareholders' equity		              44,825		 50,152

Commitments and contingencies

	                                           $151,212	     $	153,267
                                                   ========          ==========

See accompanying notes to condensed consolidated financial statements

                     COOKER RESTAURANT CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)
                 (In Thousands Except Per Share Data)

                                 Three Months Ended        Nine Months Ended
                              October 3, September 27, October 3, September 27,
                                  1999         1998         1999       1998
                                 --------     --------     --------  --------
Sales	                         $ 36,713     $ 38,018     $117,641  $118,407

Cost of sales:
     Food and beverage		   10,508	11,000       33,384    33,916
     Labor		           13,267	13,614       41,736    41,397
     Restaurant operating expenses  7,089	 7,227       21,418    21,559
     Restaturant depreciation	    1,660	 1,570	      4,953     4,590
     General and administrative	    3,894	 2,652	      9,384     7,595
     Restructuring charges          3,208          -          3,208       -
     Reserve for loan guaranty loss 2,454          -          2,454       -
     Severance charges              1,300          -          1,300       -
     Interest expense, net	    1,685	   747	      4,840     2,074
                                 --------     --------     --------  --------
		                   45,065	36,810      122,677   111,131

(Loss) income before income taxes  (8,352)	 1,208	     (5,036)	7,276

(Benefit) provision for income
     taxes                         (2,756)         411	     (1,760)	2,299
                                 --------     --------     --------  --------
Net (loss) income	         $ (5,596)    $    797     $ (3,276)    4,977
                                 ========     ========     ========  ========

Basic earnings per share	 $  (0.93)    $   0.08     $  (0.54) $   0.49
                                 ========     ========     ========  ========
Diluted earnings per share	 $  (0.93)    $   0.08     $  (0.54) $   0.49
                                 ========     ========     ========  ========


Weighted average number of common
   shares outstanding - basic	    5,986 	10,174 	      6,020    10,108
Weighted average number of common
   shares outstanding - diluted	    5,990 	10,313 	      6,064    10,260


See accompanying notes to condensed consolidated financial statements

                       COOKER RESTAURANT CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)
                             (In Thousands)

		                                         Nine Months Ended
		                                      Ocrtober 3, September 27,
		                                         1999 	      1998
                                                       --------     --------
Cash flows from operating activities:
    Net (loss) Income 	                               $ (3,276)    $  4,977
    Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization 		          5,338        4,933
        Impairment charges                                3,058          -
        Reserve for loan guaranty loss                    2,454          -
        (Decrease) increase in deferred income taxes 	    (60)	 780
        Loss (gain) on sale of property 		      4 	(239)
        Decrease in current assets 		            269          130
        (Increase) in other assets 		            (12) 	(483)
        (Decrease) in current liabilities 	         (2,319)      (1,647)
        (Decrease) in other  liabilities 		   (298)	 -
                                                       --------     --------
         Net cash provided by operating activities 	  5,158        8,451

Cash flows from investing activities:
    Purchases of property and equipment 		 (7,175)     (13,651)
    Proceeds from sale of property and equipment 	  3,085        1,374
    Restricted Cash Deposits 		                   (831)	 -
                                                       --------     --------
         Net cash used in investing activities 		 (4,921)     (12,277)

Cash flows from financing activities:
    Proceeds from notes payable 		            -   	 425
    Proceeds from borrowings 		                 21,500 	 -
    Repayments of borrowings 		                (20,484)         -
    Redemption of debentures 		                    (25)	 -
    Exercise of stock options 		                     49        1,244
    Purchases of treasury stock 		         (1,482)	 -
    Capital lease obligations 		                   (155)	(129)
    Dividends paid 		                           (614)	(702)
                                                       --------     --------
         Net cash (used in) provided by financing
            activities 		                         (1,211)	 838

Net decrease in cash and cash equivalents                  (974)      (2,988)

Cash and cash equivalents, at beginning of period 	  2,520        4,685
                                                       --------     --------
Cash and cash equivalents, at end of period 	       $  1,546     $  1,697
                                                       ========     ========

See accompanying notes to condensed consolidated financial statements

                      COOKER RESTAURANT CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 October 3, 1999 and September 27, 1998

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Cooker Restaurant Corporation and subsidiaries (the "Company"), after elimination of intercompany accounts and transactions, at October 3, 1999, and the statements of income and cash flows for the three and nine months ended October 3, 1999. The results of operations for the three and nine months ended October 3, 1999, are not necessarily indicative of the operating results expected for the fiscal year ended January 2, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended January 3, 1999.

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

Note 2:  Earnings Per Share

The difference between the basic and diluted weighted-average number of shares outstanding for the three and nine months ended October 3, 1999 and September 27, 1998, represents the dilutive effect of certain stock options.

Convertible subordinated debentures outstanding as of October 3, 1999, are convertible into 636,058 shares of common stock at $21.5625 per share and are due October 2002. These were not included in the computation of diluted EPS for each of the quarter ended October 3, 1999, as the inclusion of shares into which the subordinated debentures are convertible would be antidilutive.

Options to purchase 722,392 and 867,602 shares at prices ranging from $5.88 to $21.75 per share and $10.375 to $21.75 per share, were outstanding for the nine months ended October 3, 1999, and September 27, 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the nine months ended October 3, 1999 and September 27, 1998, respectively. The options expire between October
1999 and May 2008 for the nine months ended October 3, 1999 and between October 1999 and July 2008 for the nine months ended September
27, 1998.

Note 3:  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued
SFAS. No 133 "Accounting for Derivative Instruments and Hedging
Activities" ("SFAS No. 133"), subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement 133 and Amendment of FASB
Statement 133." This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset, liability or firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement, as amended, shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not determined the effect of the adoption of SFAS No. 133, as amended, on the Company's results of operations or statement of financial position.

Note 4:  Derivative Financial Instruments

The fair value of the interest rate swap agreement approximated ($84,569) at October 3, 1999. The fair value is estimated using LIBOR forward rates discounted back at spot rates.

Note 5:  Restructuring charges

During the quarter ended October 3, 1999, the Company recorded restructuring charges of approximately $3,208,000. Of this amount, $150,000 represented charges related to stores which the Company has decided to close, and $3,058,000 represents impairment of certain long-lived assets. Annually, or more frequently if events or circumstances change, a determination is made by management to ascertain whether property and equipment and other intangibles have been impaired based upon the sum of future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, the Company will recognize an impairment loss in an amount necessary to write down the assets to a fair value as determined from expected future discounted cash flows. Based upon the decline in same-store sales experienced during the quarter at certain locations, as well as the decreases in customer counts and cash flows at these locations, the Company determined that certain of its long-lived assets were impaired. Accordingly, the Company recorded a charge for the impairment of seven of its restaurant locations in the current quarter.

Note 6:  Reserve for loan guaranty loss

During the third quarter of 1999, the Company recorded a reserve for loan guaranty loss of $2,454,000. In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder (the "Loan"), the former Chairman of the Board and current Director of the Company. The Loan is secured by the Company's guaranty and 323,007 shares of the Company's common stock owned by Mr. Seelbinder. During the fourth quarter of 1998, the lender required the Company to make a cash deposit in such amount to satisfy the difference between the value of the shares pledged as collateral for the loan and the face amount of the loan. The adequacy of this deposit is assessed by the lender periodically based upon changes in the price of the Company's common stock. During the third quarter of 1999, Mr. Henry Hillenmeyer replaced Mr. Seelbinder as Chairman and CEO of the Company. Based primarily upon the significant change in Mr. Seelbinder's employment status, and the value of Mr. Seelbinder's common stock at the end of the third quarter of 1999, the Company believes it is probable that a loss on the loan guaranty has been incurred as of the end of the Company's third quarter. The Company's best estimate of that loss is the cash deposit made by the Company as of October 3, 1999. The Company will continue to monitor this reserve on an ongoing basis based upon changes in the price of the Company's common stock and the agreement with the lender.

Note 7:  Severance charges

During the third quarter of 1999, the Company recorded severance charges of $1,300,000. These charges represent an accrual for the severance agreement reached between the Company and its former Chairman and Chief Executive Officer, G. Arthur Seelbinder, in the third quarter. The amounts granted to Mr. Seelbinder in conjunction with this agreement represent amounts to be paid for past services rendered to the Company, and therefore the Company accrued for the full amount of the severance package during the third quarter. Of the amount charged, $212,000 represents the write-off of certain amounts owed to the Company by Mr. Seelbinder and $1,088,000 represents payments to be received by Mr. Seelbinder in conjunction with his severance agreement.

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

                       COOKER RESTAURANT CORPORATION
                           RESULTS OF OPERATIONS
                                (UNAUDITED)

                                  Three Months Ended     Nine Months Ended
                              October 3, September 27, October 3, September 27,
		                   1999      1998	   1999	     1998
                                 -------   -------      -------  -------
Sales		                    100.0%    100.0%	   100.0%   100.0%

Cost of Sales:
     Food and beverage	             28.6%     28.9%	    28.4%    28.6%
     Labor		             36.1%     35.8%	    35.5%    35.0%
     Restaurant operating expenses   19.3%     19.0%	    18.2%    18.2%
     Restaturant depreciation	      4.5%      4.1%	     4.2%     3.9%
     General and administrative	     10.6%      7.0%	     8.0%     6.4%
     Restructuring charges            8.7%      0.0%         2.7%     0.0%
     Reserve for loan guaranty loss   6.7%      0.0%         2.1%     0.0%
     Severance charges                3.6%      0.0%         1.1%     0.0%
     Interest expense, net	      4.6%      2.0%         4.1%     1.8%
                                   -------   -------      -------  -------
		                    122.7%     96.8%	   104.3%    93.9%

(Loss) income before income taxes  (22.7)%	3.2%	    (4.3)%    6.1%

(Benefit) provision for income
     taxes                          (7.5)%	1.1%	    (1.5)%    1.9%
                                   -------   -------      -------  -------
Net (loss) income                  (15.2)%	2.1%	    (2.8)%    4.2%
                                   =======   =======      =======  =======

Sales
Sales for the third quarter of fiscal 1999 decreased 3.6%, or $1,305,000, to $36,713,000 compared to sales of $38,018,000 for the third quarter of fiscal 1998. Sales for the nine months ended October 3, 1999 decreased .6%, or $766,000, to $117,641,000 compared to sales of $118,407,000 for the nine months ended September 27, 1998. The decrease for the three and nine months ended October 3, 1999, is due to a decrease in the number of guests at the restaurants, partially offset by new restaurant openings. The
Company opened two additional restaurants during the last half of September 1999. Same store sales were down 7.2% and 4.8% for the three and nine months ended October 3, 1999, respectively. Third quarter average unit volumes per operating week of $41,766 were down 8.4% from the third quarter of 1998. The average check of $11.53 was up 3.1% from the third quarter of 1998.

Food and beverage
The cost of food and beverage for the third quarter of 1999 was $10,508,000 as compared to $11,000,000 for the third quarter of 1998. The decrease of $492,000 is primarily due to decreased sales for the quarter compared to last year. The cost of food and beverage for the nine months ended October 3, 1999, was $33,384,000 as compared to $33,916,000 for the nine months ended September 27, 1998. As a percent of sales, the cost of food and beverage was 28.6% for the third quarter of 1999, as compared to 28.9% for the third quarter of 1998. For the nine-month period, the cost of food and beverage as a percent of sales was 28.4% for 1999, as compared to 28.6% for the same period in 1998. The improvement in 1999 is due primarily to a menu price increase instituted at the end of the fourth quarter of 1998.

Labor
Labor costs for the third quarter of 1999 were $13,267,000 as compared to $13,614,000 for the third quarter of 1998. The decrease of $347,000 is primarily due to the decrease in sales and average unit volume during the comparable period, which resulted in lower demand for labor hours. Labor costs as a percent of sales for the third quarter of 1999 were 36.1% as compared to 35.8% for the quarter ended September 27, 1998. The increase is due mainly to decreased same-store sales for the quarter as well as increased manager costs. Labor costs for the nine months ended October 3, 1999, were $41,736,000 as compared to $41,397,000 for the comparable period in the prior year. The increase of $339,000 is due primarily to the increased number of stores in operation during the period. Labor costs as a percent of sales for the nine-month period in 1999 were 35.5% as compared to 35.0% for the same period last year. The increase is primarily due to decreased same-store sales for the period, as well as increased manager costs.

Restaurant operating expenses
Restaurant operating expenses for the third quarter of 1999 were $7,089,000 as compared to $7,227,000 for the third quarter of 1998. The decrease of $138,000 was primarily due to a decrease in public relations and administrative expenses, slightly offset by an increase in utilities costs and repairs and maintenance. For the nine-month period, restaurant operating expenses totaled $21,418,000 as compared to $21,559,000 for the comparable period last year. Restaurant operating expenses as a percent of sales for the three and nine months ended October 3, 1999, were 19.3% and 18.2%, respectively, as compared to 19.0% and 18.2% for the comparable periods in the prior year.

Restaurant depreciation
Restaurant depreciation expense for the three and nine months ended October 3, 1999, was $1,660,000 and $4,953,000, respectively, as compared to $1,570,000 and $4,590,000 for the comparable periods last year. The increases of $90,000 and $363,000 for the three and nine month periods ended October 3, 1999, respectively, are due to the opening of additional stores since the comparable periods in the prior year.

General and administrative expenses
General and administrative expenses for the third quarter of 1999 were $3,894,000 as compared to $2,652,000 for the third quarter of 1998. The increase of $1,242,000 is due mainly to an increase in wage costs of $747,000, an increase of approximately $361,000 in the Company's workers' compensation, health, and general liability insurance reserves based upon increased claims activity experienced in the third quarter of 1999, increased preopening expenses of approximately $149,000 associated with the opening of two new restaurants in the third quarter of 1999, and a gain on the sale of land of approximately $222,000 in the third quarter of 1998 which did not reoccur in 1999, partially offset by decreases in travel costs of $140,000, audit and tax fees of $45,000, and marketing expenses of $79,000. General and administrative expenses for the nine months ended October 3, 1999, were $9,384,000 as compared to $7,595,000 for the same period last year. The increase of $1,789,000 is due primarily to increase wage costs of $595,000, increased marketing costs of $645,000, increased insurance costs of $361,000, as mentioned above, increased legal expenses of $104,000, increased depreciation expense of $111,000, and the gain on the sale of land in 1998 of $222,000 which did not reoccur in 1999, partially offset by decreases in travel costs of $195,000 and preopening expenses of $107,000. General and administrative expenses as a percent of sales for the three and nine months ended October 3, 1999, were 10.6% and 8.0%, respectively, as compared to 7.0% and 6.4% for the comparable periods in the prior year.

Restructuring charges
Restructuring charges for the three and nine months ended October 3, 1999 were $3,208,000. Of these charges, $25,000 represents costs incurred in the closing of the Company's restaurant in Tampa, FL, and $125,000 represents an accrual for exit costs associated with stores the Company has committed to close during the fourth quarter of 1999. The Company plans to close 5 restaurants during the fourth quarter of 1999. The remaining $3,058,000 represents impairment charges recorded on 7 of the Company's restaurants. Annually, or more frequently if events or circumstances change, a determination is made by management to ascertain whether property and equipment and other intangibles have been impaired based upon the sum of future undiscounted cash flows from operating activities. Based upon a review of the Company's restaurants at the end of the third quarter, as well as the decline in same store sales of 7.2% for the quarter, and the decreases in customer counts and cash flows at these locations, the Company determined that certain of its long-lived assets were impaired. Accordingly, the Company recorded a charge for the impairment of seven of its restaurant locations in the current quarter.

Reserve for loan guaranty loss
During the third quarter of 1999, the Company recorded a reserve for loan guaranty loss of $2,454,000. In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder (the "Loan"), the former Chairman of the Board and current Director of the Company. The Loan is secured by the Company's guaranty and 323,007 shares of the Company's common stock owned by Mr. Seelbinder. During the fourth quarter of 1998, the lender required the Company to make a cash deposit in such amount to satisfy the difference between the value of the shares pledged as collateral for the loan and the face amount of the loan. The adequacy of this deposit is assessed by the lender periodically based upon changes in the price of the Company's common stock. During the third quarter of 1999, Mr. Henry Hillenmeyer replaced Mr. Seelbinder as Chairman and CEO of the Company. Based primarily upon the significant change in Mr. Seelbinder's employment status, and the value of Mr. Seelbinder's common stock at the end of the third quarter of 1999, the Company believes it is probable that a loss on the loan guaranty has been incurred as of the end of the Company's third quarter. The Company's best estimate of that loss is the cash deposit made by the Company as of October 3, 1999. The Company will continue to mark-to-market this reserve on an ongoing basis based upon changes in the price of the Company's common stock and the agreement with the lender.

Severance charges
Severance charges for the three and nine months ended October 3, 1999, were $1,300,000. These charges represent the value of the severance agreement reached between the Company and its former Chairman and Chief Executive Officer, G. Arthur Seelbinder. Of this amount, $212,000 represents the write-off of certain amounts owed to the Company by Mr. Seelbinder, and $1,088,000 represents an accrual for amounts to be received by Mr. Seelbinder over the duration of the agreements in consideration for past services rendered to the Company by Mr. Seelbinder.

(Benefit) provision for income taxes
The (benefit) provision for income taxes for the three and nine months ended October 3, 1999, as a percentage of (loss) income before taxes was 33.0% and 34.9%, respectively, as compared to 34.0% and 31.6% for the comparable periods in the prior year. The change in the effective tax rate in the current year is primarily due to a reversal of a liability in the prior year for a previous year's tax audit assessment that did not reoccur in the current year, offset slightly by a restructuring of state and local tax reporting.

Interest expense
Net interest expense for the third quarter of 1999 was $1,685,000 as compared to $747,000 in the third quarter of 1998. Net interest expense for the nine months ended October 3, 1999, was $4,840,000 as compared to $2,074,000 for the same period in the prior year. The increases of $938,000 and $2,766,000 for the three and nine month periods, respectively, are due to the additional debt incurred in conjunction with the buyback of approximately 4,000,000 shares of the Company's Common
Stock completed in the fourth quarter of 1998.

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

During 1998, the Company entered into a new term Loan agreement with NationsBank of Tennessee and First Union National Bank (the "Term
Loan") and a term Loan with the CIT/Equipment Financing Group, Inc. (collectively the "Lenders") in conjunction with its repurchase of common stock pursuant to the Tender Offer (the "Offer") which was completed on October 5, 1998. The Company borrowed $70,500,000 under the two term loan agreements with the Lenders, and established a $10,000,000 Revolving Line of Credit (the "Revolver") with NationsBank of Tennessee. Of the $70,500,000 in term loans, $30,000,000 was with NationsBank of Tennessee, $22,500,000 was with First Union National Bank, and $18,000,000 was with the CIT/Equipment Financing Group, Inc. As of October 3, 1999, the Company had borrowed $9,500,000 against the Revolver and the outstanding balance of the Term Loans was approximately $66,166,000. Repayments of principal and interest on these loans are expected to be financed through normal operating cash flows generated by the Company.

At the time of the original closing of the Company's $52,500,000 Term loan with First Union National Bank and NationsBank of Tennessee, N.A., (collectively, the "Banks"), and its $10,000,000 Revolver with NationsBank of Tennessee, N.A., the Company was awaiting appraisals on certain of its properties to be held as collateral for the Term Loan and Revolver. As a result, the Banks required the Company to enter into a second closing (the "Second Closing") pending the receipt of these appraisals. At the time of the Second Closing, the amount of total indebtedness to the Banks, including the Term Loan and the Revolver, cannot exceed the lesser of $62,500,000 or seventy percent of the appraised value of the properties pledged as collateral. As of the date of this filing, the Company has not yet completed this previously disclosed Second Closing with the Banks.
Pursuant to the terms of the original agreement, beginning on May 1, 1999, the Company began making principal and interest payments of approximately $345,000 to First Union on $22,500,000 of its Term Loan and principal payments of $166,670, plus applicable interest, to NationsBank on $30,000,000 of its Term Loan balance. Such payments will continue until March 24, 2004, upon which date, all remaining amounts, principal and interest, under the Term Loan and the Revolver will be due in full. The Company anticipates that the Second Closing will be completed by the end of the fourth quarter. No substantive changes are expected to be made to the original agreement dated September 24, 1998 as a result of the Second Closing.

During the three months ended October 3, 1999, the Company opened two additional units. The Company has opened four new restaurants in the first nine months of 1999. Capital expenditures for new restaurants, as well as the refurbishing and remodeling of existing units totaled $7,175,000 for the nine months ended October 3, 1999, and were funded by cash flows of $5,158,000 from operations, and the Company's available cash balances, including amounts drawn against the Revolver. The Company intends to open one additional restaurant in 1999 for a total of 5 new restaurants. Total cash expenditures for the 1999 expansion are estimated to be approximately $7.5 million. The Company believes that cash flows from operations together with available borrowings under the Revolver will be sufficient to fund the planned expansion, ongoing maintenance and remodeling of existing restaurants as well as other working capital requirements.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risk. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At October 3, 1999, the Company was party to an interest rate swap agreement with a termination date of September 28, 2001.
The agreement entitles the Company to receive from the counterparty (a major bank), the amounts, if any, by which the Company's interest payments on $27,500,000 of its floating LIBOR debt (included in the $52,500,000 Term Loan and the $10,000,000 Revolver) exceed 6.25 percent through the termination date. No amounts were received by the Company during the quarter ended October 3, 1999.

The fair value of the interest rate swap agreement was approximately ($84,569) at October 3, 1999. The fair value is estimated using LIBOR forward rates discounted back at spot rates

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder (the "Loan"), the former
Chairman of the Board and current Director of the Company. In January
1997, the Board approved a refinancing of the loan with The Chase
Manhattan Bank of New York (the "Bank"). As refinanced and extended, the Loan from the Bank bears interest at the Bank's prime rate or LIBOR plus 2%, and is secured by 323,007 Common Shares owned by Mr.
Seelbinder and is guaranteed by the Company in the principal amount up to $6,250,000, including capitalized interest. Pursuant to the loan agreement between Mr. Seelbinder and the Bank, any reduction of the principal amount outstanding under the Loan shall not entitle Mr. Seelbinder to the advancement of additional funds under the Loan. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the Loan prior to calling on the Company for its guaranty. The term of the Loan has been extended until January 31, 2000.

As of October 26, 1999, the amount of the Loan outstanding, including capitalized and accrued interest, was $3,626,446 and the undiscounted fair market value of the pledged shares was $1,090,149, based upon a market price of $3.375 per common share. The guaranty secures the loan until it is paid or refinanced without a guaranty. The Company would fund any obligation it incurs under the terms of its guaranty from additional borrowing under its Revolver. Mr. Seelbinder agreed to pay to the Company a guaranty fee each year that the guaranty remains outstanding beginning on March 9, 1994, the date the Company first issued its guaranty of the Loan. The amount of the guaranty fee is 1/4 percent of the outstanding principal amount of the guaranteed loan on the date that the guaranty fee becomes due.

Because the value of the shares pledged to secure the Loan subsequent to the Offer was less than the amount required under the terms of the Loan, the Bank required the Company to make a cash deposit in such amount to satisfy the collateral shortfall as a result of the decreased price of the Company's common stock. The Bank, the Company and Mr. Seelbinder reached a preliminary agreement concerning such deposit under which Mr. Seelbinder paid $150,000 to the Bank, the Bank extended their maturity of the Loan to January 31, 2000, the Company made an initial cash deposit of approximately $1,600,000 in the Bank which will be revalued periodically, and Mr. Seelbinder will reimburse the Company for the amount by which the interest on the deposit is less than the interest the Company pays for funds under its Term Loan and Revolver. This use of the Company's funds will not materially affect its working capital or its ability to implement its capital expenditure plan or make improvements and betterments on its property. Subsequent to the initial cash deposit, the Company has made additional deposits totaling approximately $854,000 based upon changes in the price of Company's Common Stock. Mr. Seelbinder has also informed the Company that he intends to discuss with the Bank or other financing sources the refinancing of the balance of the Loan. There can be no assurance that such refinancing will occur or that, if the Loan is refinanced, the guaranty will not remain outstanding or that the deposit will be returned to the Company.

Based primarily upon the significant change in Mr. Seelbinder's employment status and the value of Mr. Seelbinder's common stock at the end of the third quarter, the Company believes that it is probable that a loss on the loan guaranty has been incurred as of the end of the Company's third quarter. The Company's best estimate of that loss is the cash deposit made by the Company as of October 3, 1999.

Year 2000

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The majority of the Company's systems are purchased from outside vendors. The
Company has completed its inventory of computer information technology and non-information technology hardware systems to assess Year 2000 results of assessment compliance. All of the Company's internal systems and hardware, with the exception of the back-of-the house and Point-of-Sale systems in those restaurants that have not yet been upgraded, have been determined to be Year 2000-compliant. These systems consist of all accounting systems, billing systems, payroll systems and personnel systems.

In addition to the Company's internal systems and hardware, the Company is currently assessing the Year 2000 readiness of its vendors. As a part of this assessment, the Company has asked each major vendor to inform the Company of its (the vendor's) Year 2000 readiness and initiatives. As of October 3, 1999, the Company has received responses from approximately
80% of its vendors regarding their Year 2000 readiness. All of the vendors that have replied to the Company have indicated that they are Year 2000-compliant. Currently, the Company purchases approximately 95% of its food products from one vendor. The Company is receiving monthly updates from this significant vendor confirming its Year 2000 readiness. To the extent that Company's vendors have not provided the Company with satisfactory evidence of their readiness for the Year 2000 issue, contingency plans will be developed.

Additionally, the Company has completed its Year 2000 upgrade of both the Point-of-Sale system and back-of-the-house (accounting, payroll, network hardware and software) systems in 61 of its restaurants. The Company should be completed with its conversion efforts by the end of November 1999.

Earlier in the year, a Year 2000 Committee was formed. The Committee is developing a plan to address the possible exposures related to the impact on its computer systems of the Year 2000 problem. The plan provides for the conversion efforts to be completed on all critical systems by the end of 1999.

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

New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and
Hedging Activities - Deferral of Effective Date of FASB Statement 133 and Amendment of FASB Statement 133." This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset, liability or firm commitment (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative (this is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement, as amended, shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not determined the effect of the adoption of SFAS No. 133, as amended, on the Company's results of operations or statement of financial position.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has performed a sensitivity analysis on its fixed and floating long term debt at July 4, 1999. The results of this sensitivity analysis indicated that there has been no substantial change in the analysis as performed at the end of the fiscal quarter ended April 4, 1999.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

Routine Proceedings

The Company is a party to routine litigation incidental to its business, including ordinary course employment litigation. Management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on the Company's financial condition or results of operation.

Item 2.     Changes in Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

The Company conducted its 1999 Annual Shareholders' Meeting on July
19, 1999. The matters voted on and the results of the items submitted to a vote of the shareholders are stated below:

Election of two directors for a term of three years to the Board of
Directors:


   Director Nominee         Votes Cast For        Votes Withheld
-----------------------------------------------------------------
Henry R. Hillenmeyer        5,158,337             66,484
William L. Jackson          5,157,437             67,384


The names of the directors whose term of office as a director continued after the meeting are: Glenn W. Cockburn, David T. Kollat, Harvey M. Palash, David L. Hobson, Robin V. Holderman, and G. Arthur Seelbinder.

Item 5.     Other Information.

Effective August 19, 1999, the Company entered into a severance agreement with G. Arthur Seelbinder who held the position of Chairman of the Board and Chief Executive Officer. Under the terms of the agreement, Mr. Seelbinder will remain a Director of the Company until August 19, 2000. He will also receive compensation for his past services provided to the Company. In addition, he will continue to participate in the executive bonus program and stock options which have been granted to Mr. Seelbinder will continue to vest. For further information, see Note 6 and 7 of Notes to Condensed Consolidated Financial Statements.

Effective August 19, 1999, the Company entered into an employment agreement with Henry R. Hillenmeyer. Mr. Hillenmeyer has been a director of the Company since 1994 and a member of the compensation committee since April 1995. Effective August 19, 1999, Mr.
Hillenmeyer is Chairman of the Board and Chief Executive Officer of the Company. Pursuant to the terms of his agreement, Mr. Hillenmeyer was granted options to purchase 299,300 shares of the Company's common stock.

In its Form 8-K dated October 22, 1999, the Company announced the resignation of KPMG LLP, its principal accountants, effective October 18, 1999. In its Form 8-K dated October 29, 1999, the Company announced the engagement of Deloitte & Touche LLP as its principal accountants.

Item 6.     Exhibits and Reports on Form 8-K.

(a)	     The following exhibits are files as part of this report.

10.     Material Contracts.

Exhibit 10.23
Letter agreement dated September 30, 1999 between the Company and G. Arthur Seelbinder.

Exhibit 10.24
Letter agreement dated August 19, 1999 between the Company and Henry R. Hillenmeyer.

Exhibit 10.25
Option Agreement dated August 19, 1999 between the Company and Henry R. Hillenmeyer.

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

  		         COOKER RESTAURANT CORPORATION
			      (The "Registrant")

Date: November 16, 1999

By:		              /s/  Henery R. Hillenmeyer
                              --------------------------
                              Henery R. Hillenmeyer
                              Chairman of the Board of Directors, Chief
                              Executive Officer, and Director
                              (principal executive officer and duly
                              authorized officer)

By:		              /s/  Mark W. Mikosz
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








                           SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                 ________________________


                              COOKER RESTAURANT CORPORATION



                                 ________________________


                                FORM 10-Q QUARTERLY REPORT

                               FOR THE FISCAL QUARTER ENDED:

                                      OCTOBER 3, 1999

                                 _________________________


                                         EXHIBITS


                                 _________________________



















_______________________________________________________________________________
_______________________________________________________________________________

Exhibit 10.23

Letter agreement dated October 1, 1999 between the Company and G.
Arthur Seelbinder.

Exhibit 10.24

Letter agreement dated August 19, 1999 between the Company and Henry R. Hillenmeyer.

Exhibit 10.25

Option Agreement dated August 19, 1999 between the Company and Henry R. Hillenmeyer.

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).