Form 10-K
period 2000-01-02
COOKER RESTAURANT CORP /OH/
filed 2000-02-28
CIK 832412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended January 2, 2000

                                        OR


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934



        For the transition period from _____________ to _______________

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

Title of each class:                Name of each exchange on which registered:

Common Stock, without par value     The New York Stock Exchange
Rights to Purchase Class A Junior
Participating Preferred             Trades with the Common Shares
Shares, without par value

Securities registered under Section 12(g) of the Exchange Act:
6 3/4 % Convertible Subordinated Debentures Due 2002
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Shares held by non-affiliates of the registrant, as of February 28, 2000, was $13,299,000.

The number of Common Shares outstanding on February 20, 2000, was
5,985,000.

Documents Incorporated By Reference: certain portions of the registrant's Definitive Proxy Statement relating to the Annual
Meeting of Shareholders on May 1, 2000 are incorporated by reference into Part III of this Form 10-K.

                                COOKER RESTAURANT CORPORATION

                                        FORM 10-K

                                          INDEX

PART I...................................................................... 3
 Item 1.   Business......................................................... 3
 Item 2.   Properties....................................................... 7
 Item 3.   Legal Proceedings................................................ 8
 Item 4.   Submission of Matters to a Vote of Security Holders.............. 8
PART II.....................................................................10
 Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters..............................................10
 Item 6.   Selected Financial Data..........................................11
 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................12
 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.......17
 Item 8.   Financial Statements and Supplementary Data......................17
 Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............................17
PART III....................................................................17
 Item 10.  Directors and Executive Officers of the Registrant...............17
 Item 11.  Executive Compensation...........................................18
 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management.......................................................18
 Item 13.  Certain Relationships and Related Transactions...................18
PART IV.....................................................................18
 Item 14.  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.........................................................18
SIGNATURES..................................................................22

                                PART I

Item 1.   Business.

General

	At February 28, 2000, the Registrant owned and operated 66 full-service "Cooker" restaurants located in Florida, Georgia, Indiana, Kentucky, Michigan, North Carolina, Ohio, Tennessee and Virginia. Restaurants average approximately 7,900 square feet and 255 seats, and are designed to provide traditional and comfortable dining experiences rather than a theme atmosphere or menu. The Registrant provides an attractive value to customers by offering a moderately-priced, full menu of high quality food served in generous portions.
The menu includes appetizers, soups, salads, chicken, fish, beef and pasta entrees, sandwiches, burgers and desserts, most of which are created from original recipes and prepared from scratch using fresh ingredients. Entree selections generally range in price from $5.49 to $15.99 and, in 1999, the average check per person was approximately $11.76. The Registrant is committed to providing prompt, friendly and efficient customer service as reflected by its "100% Satisfaction Guarantee" policy and by its having what the Registrant believes is a higher ratio of service personnel to customers and a greater number of managers per Restaurant than many of its competitors.

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

	Dedicated Employees. The Registrant hires its personnel only after extensive interviews, and seeks to recruit employees who share the Registrant's commitment to high standards of customer service. Each new non-management employee is initially trained for a minimum of seven to ten days or longer if hired for a new Restaurant. Regardless of their background, new management personnel initially undergo 90 to 120 days of training that includes gaining exposure to all areas of Restaurant operations and attending training classes at the Registrant's headquarters. The Registrant encourages a sense of personal commitment from its employees at every level by providing extensive training, employee development and competitive compensation. Management believes its personnel policies result in a low rate of employee turnover.

Menu

	Cooker provides an attractive value to customers by offering a moderately-priced, full menu of high quality food and beverage items served in generous portions. The menu features 66 dishes including appetizers, soups, salads, chicken, fish, beef and pasta entrees, sandwiches, burgers and desserts. Most of the items on the menu are created from original recipes and prepared from scratch using fresh ingredients, which the Registrant believes results in more flavorful food. Lunch and dinner entrees generally range in price from $5.49 to $16.99 and in 1999 lunch accounted for approximately 37% of sales. The average check per person in 1999 was approximately $11.76. Each Restaurant offers alcoholic beverages including liquor, wine and beer, which constituted approximately 10.4% of sales in 1999. The Registrant re-evaluates its menu in June and December of each year, and the least popular items from each category are removed from the menu and replaced with new items created by the Registrant's culinary team. Each menu item and recipe is researched and tested in the Registrant's test kitchen and in the Restaurants to ensure customer acceptance.

Design

	The Restaurants are designed to be comfortable and functional, with a decor that includes materials such as mahogany, slate, marble and tile. The average Restaurant is approximately 7,900 square feet (of which approximately 40% is devoted to kitchen and services areas) with seating for approximately 255 customers. Most of the Restaurants opened in 1999 have in excess of 8,000 square feet and seat approximately 260 customers. The majority of the seating is in booths, which enhances customer privacy and comfort. Each Restaurant also has a separate bar area which has stool and booth seating. The Registrant believes that the typical Restaurant kitchen is comparatively large by industry standards and is designed for quality and speed of food preparation. These kitchens permit the Registrant to be flexible in the types of food items which can be prepared and to adapt to changing customer tastes and preferences.

Development and Expansion

	The Registrant is an Ohio corporation which was the surviving corporation of the merger of affiliated corporations in 1988. At that time, the Registrant operated six restaurants. By 1990, the Registrant increased its total number of Restaurants to 10. The following table sets forth the Registrant's unit growth since 1990:


Year                    1990   1991   1992   1993   1994   1995   1996   1997   1998   1999
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
Restaurants Open at
Start of Year             10     12     15     20     29     35     37     47     60     67
-------------------------------------------------------------------------------------
Restaurants Opened
During Year                2      3      5      9      6      3*    11*    13      7      5**
-------------------------------------------------------------------------------------

___________________

*	The Registrant closed one Restaurant in Florence, Kentucky in 1995 and one in Palm Harbor, Florida in 1996. Both locations have been leased to third parties.
**	The Registrant closed 7 restaurants in 1999 in Bethesda, MD;
        Tampa, FL; Atlanta, GA (2); Saginaw, MI; Boardman, OH; and Louisville, KY. The restaurant in Bethesda was sold to an unrelated third party. The Registrant is currently exploring lease and sale arrangements on the other 6 properties.

	The Registrant has opened 1 Restaurant to date in 2000. The Registrant currently does not plan to close any Restaurants during 2000.

	The Registrant does not intend to open any additional Restaurants in 2000. Any further expansion will be dependent on, among other things, the Registrant's future operations, the availability of capital, desirable site locations, the ability to attract qualified employees, securing appropriate local government approvals, and future economic conditions. The Registrant has no commitments to develop Restaurants after 2000.

	The Registrant either owns or leases the sites for its existing facilities, although the Registrant prefers to own the property.

Restaurant Operations

	Management and Employees. The Registrant currently has 12 regional managers who are each responsible for supervising between 4 and 6 Restaurants and continuing the development of their management teams. Through regular visits to the Restaurants, the regional managers ensure that the Registrant's concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations. Each of the Restaurants typically has one general manager, one assistant general manager, one kitchen manager and between two and four assistant managers. The general manager of each Restaurant has primary responsibility for the day-to-day operations of the entire Restaurant and is responsible for maintaining the standards of quality and performance established by the Registrant. The average number of management employees in each restaurant is 5.2 and the average number of hourly employees in each Restaurant is approximately 80. Management believes that its success is in part attributable to its high level of service and interaction between its employees and guests.

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

	Training and Development. The Registrant hires its personnel only after extensive interviews, and seeks to recruit employees who share the Registrant's commitment to high standards of customer service.
Each new non-management employee is initially trained for a minimum of 7 to 10 days or longer if hired for a new Restaurant. Regardless of their background, new management personnel initially undergo 90 to 120 days of training that includes gaining exposure to all areas of Restaurant operations and attending training classes at the Registrant's headquarters. The Registrant encourages a sense of personal commitment from its employees at every level by providing extensive training, employee development and competitive compensation.

	Restaurant Reporting Systems. The Registrant uses integrated management information systems that include a point-of-sale system to facilitate the movement of food and beverage orders between the customer areas and kitchen operations, control cash, handle credit card authorizations, and gather data on sales by menu item and hours worked by employees. In addition, Restaurant systems have been developed to record accounts payable and inventories. Sales, cash control, and summary payroll data are transferred to the Registrant's headquarters nightly. Payroll, accounts payable and inventory data are transferred to the Registrant's headquarters weekly. These Restaurant information systems provide data for posting directly to the Registrant's general ledger, to other account subsystems and to other systems developed to evaluate Restaurant performance.

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

	Advertising and Marketing. The Registrant relies primarily on "word of mouth" advertising to attract customers to its Restaurants. Management believes the "100% Satisfaction Guarantee," made-from-scratch menu items and focus on high-quality service generates a high level of repeat customers and new customer visits. The Registrant did test the use of radio and television advertising in certain select markets during 1999. The Registrant will continue testing television advertising in 2000 and will also begin testing billboard advertising in select markets; however, the Registrant will continue to have the primary focus of its limited advertising expenses on local promotions and public relations efforts.

	Hours of Operation. The Restaurants generally offer food service from 11:00 a.m. to 10:30 p.m., Sunday through Thursday, and 11:00 a.m. to midnight on Friday and Saturday. All menu items (other than alcoholic beverages) are available for carry-out.

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

Employees

	At February 28, 2000, the Registrant had 5,650 employees, of whom 5,245 were Restaurant employees, 364 were Restaurant management personnel, and 41 were corporate staff personnel. None of the Registrant's employees is represented by a labor union or a collective bargaining unit. The Registrant considers relations with its employees to be satisfactory.

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

	At February 28, 2000, the Registrant operated 66 Restaurants. The following chart shows each of their locations:



Metropolitan Area                     Location             Metropolitan Area      Location
---------------------------------------------------------------------------------------------------
Florida                                                    Ohio (continued)
Ft. Myers-Cape Coral                  Ft. Myers            Cincinnati             Paxton Road
Gainesville                           Gainesville          Cincinnati             Springdale
Melbourne-Titusville-Palm Bay         Melbourne            Cleveland              Rockside
Orlando                               Altamonte Springs    Cleveland              Beachwood
Orlando                               East Colonial        Cleveland              Cuyahoga Falls
Tallahassee                           Tallahassee          Cleveland              Mentor
West Palm Beach                       Boynton Beach        Cleveland              Westlake
West Palm Beach                       Villages             Cleveland              Solon
                                                           Cleveland              Middleburg Heights
Georgia                                                    Columbus               Bethel Road
Atlanta                               Alpharetta           Columbus               Cleveland Avenue
Atlanta                               Wildwood             Columbus               East Main Street
Augusta                               Augusta              Columbus               Hamilton Road
                                                           Columbus               Lane Avenue
Indiana                                                    Columbus               Morse Road
Evansville                            Evansville           Columbus               North High Street
Indianapolis                          Keystone             Dayton                 Beaver Creek
Indianapolis                          Willow Lake          Dayton                 Miamisburg-Centerville
                                                           Dayton                 Vandalia
Kentucky                                                   Dublin                 Dublin
Lexington                             Lexington            Toledo                 Toledo
Lexington                             Harrodsburg          Toledo                 Sylvania

Michigan                                                   Pennsylvania
Detroit                               Ann Arbor            Pittsburgh             Monroeville
Detroit                               Auburn Hills
Detroit                               Canton               Tennessee
Detroit                               Livonia              Chattanooga            Chattanooga
Detroit                               Novi                 Green Hills            Green Hills
Detroit                               Sterling Heights     Johnson City           Johnson City
Detroit                               Troy                 Knoxville              Knoxville
Grand Rapids                          Grand Rapids         Memphis                Memphis
                                                           Memphis                Regalia Center
North Carolina                                             Nashville              Hermitage
Charlotte                             Southpark            Nashville              Murfreesboro
Raleigh-Durham-Chapel Hill            Raleigh              Nashville              Parkway
Charlotte                             Ballantyne           Nashville              Rivergate
                                                           Nashville              West End
Ohio
Akron                                 Fairlawn             Virginia
Cincinnati                            Beechmont            Norfolk                Chesapeake
Cincinnati                            Governor's Hill      Washington, D.C.       Fairfax



	The Registrant leases 26 Restaurants from unaffiliated lessors with base terms ranging from 7 to 40 years, that include options to extend such leases exercisable by the Registrant. See Note 13 to the Financial Statements for information relating to the lease commitments. The Registrant owns the remaining Restaurants, all 48 of which secure the Term and Revolving Loan agreement with First
Union National Bank and NationsBank of Tennessee. Closed Restaurants still owned or leased by the Registrant are included in this total.

	The Registrant owns a 32,000 square foot office building in West Palm Beach, Florida where its executive offices are located.
Currently the Registrant leases 50 percent of that facility to an unaffiliated lessee. The lease term runs through May, 2003. The office building is pledged as collateral under the Term and Revolving loan agreement, as amended. The Registrant closed a restaurant in Florence, Kentucky in 1995 and a restaurant in Palm Harbor, Florida in 1996 and is currently leasing the sites to unaffiliated third parties. The Registrant closed 7 restaurants in 1999 in Bethesda, MD; Tampa, FL; Atlanta, GA (2); Saginaw, MI; Boardman, OH; and
Louisville, KY. The restaurant in Bethesda was sold to an unrelated third party. The Registrant is currently exploring lease and sale arrangements on the other 6 properties.

Item 3.	Legal Proceedings.

	The case of Burnette, et al. v. Cooker Restaurant Corporation was filed in the United States District Court, Middle District of
Florida, Tampa Division, on March 26, 1999. Plaintiffs allege violations of the wage and hour laws of the Fair Labor Standards Act with respect to themselves and all others similarly situated.
Plaintiffs seek overtime pay, back pay, and attorneys fees. No specific monetary damages have been alleged in the complaint.
Plaintiffs have filed a motion to facilitate notice of the lawsuit to all current and previous employees (for a period of three years prior to the filing of the lawsuit) to allow them to join the lawsuit as plaintiffs. Cooker intends to vigorously oppose the sending of notice and vigorously defend the lawsuit, but there can be no assurance that it will ultimately prevail.

	On September 17, 1999, certain of the plaintiffs in the Burnette action described above, as well as other plaintiffs, filed a class action in the United States District Court, Middle District of
Florida, entitled Clemmons, et al. V. Cooker Restaurant Corporation. Plaintiffs allege that Cooker has discriminated on the basis of race in the hiring and promotion of employees. Plaintiffs seek injunctive relief, attorneys fees, back pay and lost benefits, and reinstatement. No specific monetary damages have been alleged in the complaint. No class has been certified and the case is still in its preliminary stage. There has been no discovery conducted to date. A motion to dismiss the complaint is pending. Cooker intends to vigorously defend the lawsuit, but there can be no assurance that it will ultimately prevail.

Routine Proceedings

	The Registrant is a party to routine litigation incidental to its business, including ordinary course employment litigation.
Management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on the Registrant's financial condition or results of operation.

Item 4.	Submission of Matters to a Vote of Security Holders.

        None.

Supplemental Item. 	Executive Officers of the Registrant.

	Set forth below is information regarding the executive officers of the Registrant as of January 2, 2000:


Name                            Office                                  Age
_____________________________   ________________________________        ______

Henry R. Hillenmeyer            Chairman of the Board and Chief
                                Executive Officer                       56
Glen W. Cockburn                Senior Vice President-Operation         44
Mark W. Mikosz                  Vice President and Chief Financial
                                Officer                                 51
Margaret A. Epperson            Secretary                               54



        HENRY R. HILLENMEYER, age 56, has been Chairman of the Board and Chief Executive Officer of the Registrant since August 1999; and has served as a director of the Registrant since 1994. Prior to joining Cooker, Mr. Hillenmeyer spent 15 years with Southern Hospitality Corporation, a 35-unit Wendy's franchisee based in Nashville, Tennessee, in a number of titles, but most recently as its Chairman, President and director until the Registrant was sold in 1994.
Southern Hospitality Corporation was created by the merger in 1980 of Wendy's of Nashville, Inc. into Ireland's Restaurants, Inc. In 1986, Southern Hospitality Corporation sold its three full service restaurant concepts, including Cooker, to a group including Glenn W. Cockburn, Senior Vice President of Cooker, and G. Arthur Seelbinder, the former CEO of Cooker. Cooker Bar and Grille emerged from the three concepts to become the focus of the Registrant's operations.
Mr. Hillenmeyer has also served as Chairman and CEO of Careerhighway.Com (formerly Skillsearch Corporation), an internet recruitment company, from 1995 until February 18, 2000. Mr.
Hillenmeyer is a former Chairman of the Board of Junior Achievement of Middle Tennessee, Inc. He earned a B.A. degree in Economics from Yale University.

        GLENN W. COCKBURN, age 44, is a founder of the Registrant. He has been a director of the Registrant since 1989. In 1991, he was elected Senior Vice President - Operations of the Registrant. He was Vice
President - Food Services of the Registrant from 1988 to

1991 and was Vice President of Food Operations of Cooker Corporation from 1986 to 1988 when it was merged into the Registrant. He is a graduate of the Culinary Institute of America in Hyde Park, New York.

        MARK W. MIKOSZ, age 51, has been Vice President - Chief Financial Officer of the Registrant since June 1998. Prior to joining the Registrant, Mr. Mikosz was with Roundy's Inc. from 1989 through 1994 where he served in various capacities, including Vice President of Finance, Vice President of Marketing, Division President, and
Corporate Director of Financial and Retail Services. Mr. Mikosz has been in the food industry since 1972.

		MARGARET A. EPPERSON, age 54, has been Secretary and Treasurer ofthe Registrant since 1986.

                                     PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters.

	The Registrant's common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "CGR". The prices set forth below reflect high and low sale prices for common shares in each of the quarters of 1999 and 1998 as reported by the NYSE.



   1999                       High                   Low

1st Quarter                   $7-5/8                 $5-3/16
2nd Quarter                   $6-5/8                 $5-1/2
3rd Quarter                   $6-1/4                 $3-3/4
4th Quarter                   $4-1/16                $2-1/2

   1998                       High                   Low

1st Quarter                   $9-7/8                 $8-3/16
2nd Quarter                   $12-1/8                $9-3/8
3rd Quarter                   $10-7/16               $8-3/8
4th Quarter                   $9-3/4                 $5-1/2


       On February 28, 2000, the Registrant had approximately 2,100 shareholders of record.

	In January 2000, the Registrant determined not to pay an annual dividend for fiscal 1999. Previously, the Registrant declared and paid an annual cash dividend of $.10 per common share for fiscal 1998 and of $.07 per common share for fiscal 1997, in each case, in February of the following year. Under the Registrant's loan agreements, dividends may be declared in any fiscal year providing such dividends do not cause the Registrant to be in default on the loans.

Item 6.	Selected Financial Data.

	The selected financial data presented below should be read in conjunction with the Registrant's Consolidated Financial Statements, the related notes and independent auditors' reports, which refers to a change in accounting for preoperational costs, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this filing.


                                                                (in thousands, except per share data)

                                                                          Fiscal Year (b)
                                          --------------------------------------------------------------------------------
                                                 1999            1998               1997           1996             1995
                                          --------------------------------------------------------------------------------

Sales                                          153,290          160,546           135,458         110,273          91,678
Income before cumulative effect of a
 change in accounting principle                 (3,274)           6,027             6,452           6,732           4,432
Cumulative effect of acocunting change,
 net of tax (a)                                    -                -               (496)             -               -
Net (loss) income                               (3,274)           6,027             5,956           6,732           4,432
                                          ================================================================================

Basic earnings per common share:
 Income before cumulative effect of
  change in accounting principle                 (0.54)            0.66              0.64            0.75            0.62
 Cumulative effect of change in
 accounting for preoperational costs               -                -               (0.05)             -               -
 Net (loss) income                               (0.54)            0.66              0.59            0.75            0.62
                                          ================================================================================

Diluted earnings per common share:
 Income before cumulative effect of a
 change in accounting principle                  (0.54)            0.65              0.63            0.72            0.61
 Cumulative effect of change in
 accounting for preoperational costs               -                -               (0.05)             -               -
 Net (loss) income                               (0.54)            0.65              0.58            0.72            0.61
                                          ================================================================================

 Long-term obligations                          81,222           82,712            42,917          16,822          35,975
 Total assets                                  149,298          153,267           142,921         114,633          83,181
 Dividends per share                              -                0.10              0.07            0.06            0.05
Proforma amounts assuming change in
 accounting principle is applied
 retroactively; (a)
  Net income                                    (3,274)           6,027             6,452           6,442           4,667
  Earnings per share - basic                     (0.54)            0.66              0.64            0.72            0.65
  Earnings per share - diluted                   (0.54)            0.65              0.63            0.69            0.64


(a)	Effective December 30, 1996, the Registrant changed its method of accounting for preoperational costs, costs for employee training and relocation, and supplies incurred in the connection with the opening of a restaurant to expense these costs as incurred (see note 2 to the consolidated financial statements).

(b) The fiscal years ended on January 2, 2000, January 3, 1999, December 28, 1997, December 29, 1996, and December 31, 1995, respectively. The year ended January 3, 1999 consisted of 53 weeks. All other years consisted of 52 weeks.

Item 7.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations.

	The following should be read in conjunction with the Registrant's Consolidated Financial Statements and the related notes thereto included elsewhere herein.

Results of Operations

	The following table sets forth as a percentage of sales certain items appearing in the Registrant's statement of income.



                                                                 Fiscal Year (a)
                                             ----------------------------------------------------
                                                 1999                1998                1997
                                             ----------------------------------------------------
Sales                                            100.0%              100.0%              100.0%
                                             ----------------------------------------------------

Cost of Sales:
        Food and beverage                          28.5                28.7                28.6
        Labor                                      35.4                35.0                34.5
        Restaurant operating expenses              18.6                18.4                17.5
        Restaurant depreciation                     4.2                 3.9                 3.7
        General and administrative                  7.2                 5.9                 5.5
        Preoperational costs                        0.4                 0.6                 1.6
        Restructuring charges                       2.1                 -                   0.3
        Loss on loan guaranty                       1.6                 -                   -
        Severance charges                           0.8                 -                   -
        Interest expense                            4.5                 2.5                 1.3
        Loss (gain) on sale of property             -                  (0.1)               (0.1)
        Interest and other income                  (0.1)               (0.2)               (0.1)
                                             ----------------------------------------------------
                                                  103.2                94.7                92.8

   (Loss) income before income taxes and
     cumulative effect of a change in
     accounting principle                          (3.2)                5.3                 7.2
   (Benefit) provision for income taxes
     before cumulative effect of a change
     in accounting principle                       (1.2)                1.6                 2.5
                                             ----------------------------------------------------
   (Loss) income before cumulative effect
     of a change in accounting principle           (2.0)                3.7                 4.7
  Cumulative effect of a change in
     accounting for preoperational costs,
     net of tax                                     -                   -                   0.4
                                             ----------------------------------------------------
  Net (loss) income                                (2.0)                3.7                 4.3
                                             ====================================================


(a)	The fiscal years ended  on January 2, 2000, January 3, 1999, and
December 28, 1997, respectively.

Forward Looking Information

	Statements contained in the foregoing discussion and elsewhere in this report that are not based on historical fact are considered
"forward looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements are based on management's present assumptions as to future trends, including economic trends, prevailing interest rates, the availability and cost of raw materials, the availability of the capital resources necessary to complete the Registrant's expansion plans, government regulations, especially regulations regarding taxes, labor and alcoholic beverages, competition, consumer preferences and similar factors.
Changes in these factors could affect the validity of such assumptions and could have a materially adverse effect on the Registrant's business.

1999 Compared with 1998

Sales

	Sales for 1999 decreased 4.5%, or $7,256,000, to $153,290,000 compared to sales of $160,546,000 for 1998. The year ended January 2, 2000, had 52 weeks versus 53 weeks in fiscal 1998. The year-to- year sales comparison for 52 weeks shows a sales decline of 2.6%.

The decrease in 1999 is due to a decrease in the number of guests at the restaurants, as well as restaurant closings, partially offset by new restaurant openings. The Registrant opened five new restaurants in 1999 in Dublin, OH; Charlotte, NC (2); Middleburg Heights, OH; and Fairlawn, OH. The Registrant closed seven restaurants in Bethesda,
MD; Tampa, FL; Saginaw, MI; Boardman, OH; Atlanta, GA (2); and Louisville, KY. Additionally, one store was temporarily closed during the final three months of 1999 for repairs as a result of structural damage in the kitchen area. Same store sales were down 5.9% in 1999.
The average check in 1999 was $11.76 as compared to $11.34 in 1998.

Food and beverage

	The cost of food and beverage in 1999 was $43,683,000 as compared to $46,067,000 in 1998. The decrease of $2,384,000 is primarily due to decreased sales in 1999 as compared to 1998. As a percent of sales, the cost of food and beverage was 28.5% in 1999, as compared to 28.7% in 1998. The improvement in 1999 is due primarily to a menu price increase instituted at the end of the fourth quarter of 1998.

Labor

	Labor costs in 1999 were $54,279,000 as compared to $56,252,000 in 1998. The decrease of $1,973,000 is primarily due to the decrease in sales and average unit volume during the comparable period, which resulted in lower demand for labor hours. Crew labor declined
$1,746,000 in 1999 as compared to 1998, and benefits decreased
$1,057,000 in 1999 as compared to 1998. Labor costs as a percent of sales for 1999 were 35.4% as compared to 35.0% for 1998. The increase is due mainly to decreased same-store sales for the year as well as increased manager costs, which remain relatively fixed at the individual restaurant level. Manager costs in 1999 increased $830,000 as compared to 1998 due to higher salaries and increased bonus costs.

Restaurant operating expenses

	Restaurant operating expenses in 1999 were $28,511,000 as compared to $29,519,000 in 1998. The decrease of $1,008,000 was primarily due to decreases in public relations costs of $1,229,000, courier fees of $262,000, administrative expenses of $191,000 and other miscellaneous store expenses of $227,000, offset by increased occupancy costs, including rent and property taxes and insurance, of $901,000.
Restaurant operating expenses as a percent of sales in 1999 were 18.6% as compared to 18.4% in 1998.

Restaurant depreciation

	Restaurant depreciation expense in 1999, was $6,405,000 as compared to $6,210,000 in 1998. The increase of $195,000 is due to the opening of additional stores in 1999. While the Registrant did close seven restaurants in 1999, only one unit, Bethesda, MD, was sold. Of the remaining six units closed, five units are owned and are currently being depreciated. The Registrant intends to lease these units to third parties. The remaining unit was leased and the Company recorded an impairment charge on this location which reduced the net book value of the site to $0.

General and administrative expenses

	General and administrative expenses in 1999 were $11,087,000 as compared to $9,431,000 in 1998. The increase of $1,656,000 is due mainly to a one-time charge taken by the Registrant in the third quarter of 1999 of $943,000. Included in this charge was a reserve of approximately $155,000 for a state tax audit, $361,000 to adjust the Registrant's workers' compensation and health insurance reserves, $250,000 in signing bonus for the Registrant's new CEO, Mr. Henry Hillenmeyer, and $177,000 in other miscellaneous charges. The remaining increase of $713,000 is due primarily to increases in wage costs of $204,000, legal costs of 284,000, marketing costs of $513,000, and a gain on the sale of land of approximately $222,000 in 1998 which did not reoccur in 1999, offset by a decrease in relocation costs of $181,000, other miscellaneous expenses of $120,000 and an increase in rental income of $209,000. General and administrative expenses as a percent of sales in 1999 was 7.2% as compared to 5.9% in 1998.

Preoperational costs

	Preoperational costs in 1999 were $646,000 as compared to $896,000 in 1998. The decrease of $250,000 is due entirely to the decrease in the number of store openings in 1999 as compared to 1998. The
Registrant opened five new restaurants in 1999 as compared to seven opened in 1998.

Restructuring charges

	Restructuring charges in 1999 were $3,208,000. Of these charges, $150,000 represents costs incurred in the closing of the Registrant's restaurants in Tampa, FL; Atlanta, GA (2); Saginaw, MI; Boardman, OH; and Louisville, KY. The remaining $3,058,000 represents impairment charges recorded on 7 of the Registrant's restaurants. Annually, or more frequently if events or circumstances change, a determination is made by management to ascertain whether property and equipment and other intangibles have been impaired based upon the sum of future undiscounted cash flows from operating activities. Based upon a review of the Registrant's restaurants at the end of the third quarter of 1999, as well as the decline in same store sales of 7.2% for the third quarter and the decreases in customer counts and cash flows at these locations, the Registrant determined that certain of its long-lived assets were impaired. Accordingly, the Registrant recorded a charge for the impairment of seven of its restaurant locations in 1999.

Loss on loan guaranty

	During 1999, the Registrant recorded a reserve for loan guaranty loss of $2,454,000. In 1994, the Board of Directors approved a guaranty by the Registrant of a loan of $5,000,000 to G. Arthur Seelbinder (the "Loan"), the former Chairman of the Board and current Director of the Registrant. The Loan is secured by the Registrant's guaranty and 323,007 shares of the Registrant's common stock owned by Mr. Seelbinder. During the fourth quarter of 1998, the lender required the Registrant to make a cash deposit in such amount to satisfy the difference between the value of the shares pledged as collateral for the loan and the face amount of the loan. The adequacy of this deposit is assessed by the lender periodically based upon changes in the price of the Registrant's common stock. During the third quarter of 1999, Mr. Henry Hillenmeyer replaced Mr. Seelbinder as Chairman and CEO of the Registrant. Based primarily upon the significant change in Mr. Seelbinder's employment status, and the value of Mr. Seelbinder's common stock at the end of the Registrant's fiscal 1999 third quarter, the Registrant believed that it was, and still is, probable that a loss on the loan guaranty has been incurred as of the end of the Registrant's fiscal 1999 third quarter. The Registrant's best estimate of that loss is $2,454,000.
The Registrant will continue to monitor this reserve on an ongoing basis based upon changes in the price of the Registrant's common stock and the agreement with the lender. The term of this loan has been extended until March 1, 2000.

Severance charges

	Severance charges in 1999 were $1,300,000. These charges represent the value of the severance agreement reached between the Registrant and its former Chairman and Chief Executive Officer, G. Arthur
Seelbinder. Of this amount, $212,000 represents the write-off of certain amounts owed to the Registrant by Mr. Seelbinder, and $1,088,000 represents an accrual for amounts to be received by Mr. Seelbinder over the duration of the agreements in consideration for past services rendered to the Registrant by Mr. Seelbinder.

Interest expense

	Interest expense in 1999 was $6,828,000 as compared to $4,022,000 in 1998. The increase of $2,806,000 is due to the additional debt incurred in conjunction with the buyback of approximately 4,000,000 shares of the Registrant's Common Stock completed in the fourth quarter of 1998. As a result of the buyback, the Registrant acquired an additional $43,000,000 in term debt financing, as well as a $13,500,000 revolving line of credit facility.

(Benefit) provision for income taxes

	The (benefit) provision for income taxes for 1999 and 1998, as a percentage of (loss) income before taxes, was 35.0% and 30.1%, respectively. The change in the effective tax rate in the current year is primarily due to a reversal of a liability in the prior year for a previous year's tax audit assessment that did not reoccur in the current year, resulting in a lower effective rate in 1998.

1998 Compared with 1997

Sales

	Sales in 1998 of $160,546,000 were $25,088,000 (18.5%) more than sales in 1997. The increase was primarily due to sales from new restaurants opened during fiscal 1998 and from a full year of operation for restaurants opened during 1997. The 1998 openings included restaurants in: West Palm Beach and Tallahassee, Florida; Lexington, Kentucky (2); Evansville, Indiana; Troy, Michigan;
Cuyahoga Falls, Ohio; Nashville and Knoxville, Tennessee; and
Augusta, Georgia. Same store sales for the year were down 1.2% from the prior year primarily due to increased competition in the Registrant's market areas.

Food and beverage

	The food and beverage costs in 1998 of $46,067,000 increased to 28.7% of sales as compared to 28.6% in the prior year. The increase was primarily due to higher poultry, dairy, and potato prices for the latter part of the year. Other ingredient costs increases were offset by price increases taken during the year.

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

General and administrative

        General and administrative expense of $9,431,000 were $2,063,000 (28%) more than last year's $7,368,000. The majority of the increase was due to increased marketing expenses incurred as a result of the Registrant's expanded test-market media advertising during the year.

Preoperational costs

	The decrease in preoperational expenses of $1,288,000 to $896,000 in 1998 versus $2,184,000 in 1997 was due to a decrease in the number of stores opened in 1998 compared to 1997.

Interest expense

	Interest expense increased $2,234,000 to $4,022,000 from the prior year. During 1998, the Registrant entered into a new Term Loan agreement with NationsBank of Tennessee and First Union National Bank and a Term Loan with the CIT/Equipment Financing Group, Inc. in conjunction with its repurchase of common stock pursuant to the Tender Offer (the "Offer") which was completed on October 5, 1998.
The increase in interest expense was due to the additional financing required to complete the Offer to purchase approximately 4,006,000 shares of the Registrant's common stock.

Provision for income taxes

	The 1998 provision for income taxes decreased to 30.1% from 34.3% in 1997. The decrease in the overall tax rate is the result a reversal in the current year of a previously accrued tax liability for an IRS examination in the amount of $335,000.

Liquidity and Capital Resources

	The Registrant's operations are subject to factors outside its control. Any one, or a combination of these factors, could materially affect the results of the Registrant's operations. These factors include: (a) changes in the general economic conditions in the United States, (b) changes in prevailing interest rates, (c) changes in the availability and cost of raw materials, (d) changes in the availability of capital resources necessary to complete the Registrant's expansion plans, (e) changes in Federal and State regulations or interpretations of existing legislation, especially concerning taxes, labor and alcoholic beverages, (f) changes in the level of competition from current competitors and potential new competition, and (g) changes in the level of consumer spending and customer preferences. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Registrant. Forward-looking statements made by or on behalf of the Registrant are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those anticipated results described in those forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Registrant will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Registrant or its business or operations.

	The Registrant's principal capital requirements are for working capital, new restaurant openings and improvements to existing restaurants. The majority of the Registrant's financing for operations, expansion and working capital is provided by internally generated cash flows from operations and amounts available under the Revolver (defined below).

	During 1998, the Registrant entered into a new term loan agreement with NationsBank of Tennessee and First Union National Bank (the
"Term Loan") and a term loan with the CIT/Equipment Financing Group, Inc. (collectively the "Lenders") in conjunction with its repurchase of common stock pursuant to the Tender Offer (the "Offer") which was completed on October 5, 1998. The Registrant borrowed $70,500,000 under the two term loan agreements with the Lenders, and established a $10,000,000 Revolving Line of Credit (the "Revolver") with
NationsBank of Tennessee. Pursuant to certain renegotiations of the Registrant's debt terms in December 1999, the amount available under the Revolver was extended to $13,500,000. No other financial terms of the original agreements with the lenders were changed as a result of the negotiations. Of the $70,500,000 in term loans, $30,000,000 was with NationsBank of Tennessee, $22,500,000 was with First Union
National Bank, and $18,000,000 was with the CIT/Equipment Financing
Group, Inc. As of January 2, 2000, the Registrant had borrowed
$10,500,000 against the Revolver and the outstanding balance of the Term Loans was approximately $64,890,000. Pursuant to the terms of the original agreement, the Registrant makes principal and interest payments of approximately $345,000 to First Union on $22,500,000 of its Term Loan and principal payments of $166,670, plus applicable interest, to NationsBank on $30,000,000 of its Term Loan balance.
Such payments will continue until March 24, 2004, upon which date, all remaining amounts, principal and interest, under the Term Loan and the Revolver will be due in full. Additionally, the Registrant makes monthly payments of $267,639, including principal and interest, to CIT. Such payments will continue until September 30, 2003, at which time all remaining amounts under the agreement with CIT will be due in full.

	Repayments of principal and interest on these loans are expected to be financed through normal operating cash flows generated by the Registrant.

        During the year ended January 2, 2000, the Registrant opened five new restaurants. Capital expenditures for new restaurants, as well as the refurbishing and remodeling of existing units, totaled
$8,525,000, and were funded by cash flows of $7,622,000 from operations, and the balance from the Registrant's available cash balances, including amounts drawn against the Revolver. The
Registrant has opened one Restaurant to date in 2000. The Registrant currently has no plans to open any additional Restaurants in 2000.
The Registrant believes that cash flows from operations together with available borrowings under the Revolver will be sufficient to fund the ongoing maintenance and remodeling of existing restaurants as well as other working capital requirements.

	The Registrant has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risk. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At January 2, 2000, the Registrant was a party to an interest rate swap agreement with a termination date of September 28, 2001. Per the terms of the agreement, the Registrant pays 6.25% on $27,500,000 of it's total LIBOR-based floating rate debt, and receives LIBOR from the counterparty. The fair value of the interest swap agreement approximated $118,000 at January 2, 2000.

	The Registrant is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Registrant does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

	In 1994, the Board of Directors approved a guaranty by the Registrant of a loan of $5,000,000 to G. Arthur Seelbinder (the "Loan"), the former Chairman of the Board and current Director of the Registrant. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). As refinanced and extended, the Loan from the Bank bears interest at the Bank's prime rate or LIBOR plus 2%, and is secured by 323,007 Common Shares owned by Mr. Seelbinder and is guaranteed by the Registrant in the principal amount up to $6,250,000, including capitalized interest. Pursuant to the loan agreement between Mr. Seelbinder and the Bank, any reduction of the principal amount outstanding under the Loan shall not entitle Mr. Seelbinder to the advancement of additional funds under the Loan. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the Loan prior to calling on the Registrant for its guaranty.

	As of February 1, 2000, the amount of the Loan outstanding, including capitalized and accrued interest, was $3,697,522 and the undiscounted fair market value of the pledged shares was $746,953, based upon a market price of $2.3125 per common share. The guaranty secures the loan until it is paid or refinanced without a guaranty. The Registrant would fund any obligation it incurs under the terms of its guaranty from additional borrowing under its Revolver. Mr. Seelbinder agreed to reimburse the Registrant for any interest incurred on amounts drawn against the Revolver in excess of the interest earned on the cash deposit with the Bank. Mr. Seelbinder has not yet reimbursed the Registrant for this interest.

	Because the value of the shares pledged to secure the Loan subsequent to the Offer was less than the amount required under the terms of the Loan, the Bank required the Registrant to make a cash deposit in such amount to satisfy the collateral shortfall as a result of the decreased price of the Registrant's common stock. The Bank, the Registrant and Mr. Seelbinder reached a preliminary agreement concerning such deposit under which Mr. Seelbinder paid $150,000 to the Bank, the Bank extended their maturity of the Loan to January 31, 2000, the Registrant made an initial cash deposit of approximately $1,600,000 which will be revalued periodically, and Mr. Seelbinder will reimburse the Registrant for the amount by which the interest on the deposit is less than the interest the Registrant pays for funds under its Term Loan and Revolver. This use of the Registrant's funds, to date, has not materially affected its working capital or its ability to implement its capital expenditure plan or make improvements and betterments on its property. There can be no assurance, however, that use of these funds or additional Registrant funds will not limit these activities in the future. As of February 1, 2000, the cash deposit with the Bank totaled approximately $2,988,000. Mr. Seelbinder has also informed the Registrant that he intends to discuss with the Bank or other financing sources the refinancing of the balance of the Loan. There can be no assurance that such refinancing will occur or that, if the Loan is refinanced, the guaranty will not remain outstanding or that the deposit will be returned to the Registrant. The term of the Loan and guaranty has been extended until March 1, 2000.

	Based primarily upon the significant change in Mr. Seelbinder's employment status and the value of Mr. Seelbinder's common stock at the end of the Registrant's 1999 fiscal third quarter, the Registrant believed that it was, and still is, probable that a loss on the loan guaranty had been incurred as of the end of the Registrant's 1999 fiscal third quarter. The Registrant's best estimate of that loss is $2,454,000.

Accounting Changes

	Effective December 30, 1996, the Registrant changed its method of accounting for preoperational costs, costs for employee training and relocation and supplies incurred in connection with the opening of a restaurant to expense these costs as incurred. The Registrant formerly capitalized these costs and amortized them over a one-year period commencing from the date the restaurant was opened. The change was based upon new accounting guidance. The accounting change resulted in a one-time after-tax charge of $496,000 or $.05 per share (diluted) and is presented on the statement of operations as the cumulative effect of a change in accounting for preoperational costs.

Recent Accounting Pronouncements

	In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement 133 and Amendment of FASB Statement 133." This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset, liability or firm commitment (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative (this is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement, as amended, shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Registrant has not determined the effect of the adoption of SFAS No. 133, as amended, on the Registrant's results of operations or statement of financial position.

Year 2000 Issues

	In conjunction with the Registrant's efforts to ensure that its information and non-information technology systems were Year 2000 compliant, the Registrant incurred total expenses of approximately $25,000 in fiscal 1999 to achieve Year 2000 compliance. These costs were related to necessary hardware and software upgrades to certain systems. As a result of these upgrades, the Registrant has experienced no significant system failures or other adverse consequences to date due to Year 2000 compliance. The Registrant continues to monitor its systems and those of its vendors and suppliers for any unanticipated Year 2000 issues that may not yet have manifested.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk Management

	The Registrant continually monitors and considers methods to manage the rate sensitivity of its financial instruments (principally debt). Such monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates which could have a material effect on the cash flows, earnings, or fair value of the Registrant's financial instruments. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the effect on the Registrant's derivative and other fixed rate financial instruments in the event of hypothetical changes in interest rates. For the Registrant's variable rate financial instruments, the analysis is performed to determine the effect on the cash flows of the instrument. Such hypothetical changes reflect management's best estimate of reasonably possible, near-term changes. Based upon such, actual values may differ from those projections calculated by the Registrant.

	Cash Flow Analysis

	The Registrant has a term loan in the amount of $49,533,000 with First Union National Bank and NationsBank of Tennessee, N.A. The interest on this loan is based upon the London Interbank Offering
Rate (LIBOR), plus an applicable margin based upon certain criteria.
For this variable rate debt, the Registrant performed an analysis to determine the effect of an immediate 1% point increase on the cash flows of the instruments. Based upon the analysis, such an increase in the interest rate applicable to this loan would result in an aggregate increase in payments of interest per the stated terms of $278,000 in fiscal year 2000. The Registrant also has a revolving loan agreement which allows the Registrant to borrow up to $13,500,000 with interest terms identical to the terms of the above loan. The analysis performed by the Registrant indicated that an increase in the applicable interest rate of 1% would result in additional aggregated cash payments of interest of approximately $105,000 based upon the balance of the Revolver outstanding at January 2, 2000, of $10,500,000.

Item 8.	Financial Statements and Supplementary Data.

	The financial statements of the Registrant, and the related notes, together with the reports of Deloitte & Touche LLP dated January 28, 2000, and KPMG LLP dated January 27, 1999 are set forth at pages F-1 through F-21 attached hereto.

	The supplementary data of the Registrant is contained in note 15 of the notes to the financial statements set forth at page F-21 attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

	In its Form 8-K dated October 22, 1999, the Registrant announced the resignation of KPMG LLP, its principal accountants, effective
October 18, 1999.  In its Form 8-K dated October 29, 1999, the
Registrant announced the engagement of Deloitte & Touche LLP as its principal accountants.

                             PART III

Item 10. Directors and Executive Officers of the Registrant.

	Information regarding the Registrant's directors is set forth at "ELECTION OF DIRECTORS; Nominees for Election as Directors, Directors Whose Terms Continue Until the 2001 Annual Meeting and Directors
Whose Terms Continue Until the 2002 Annual Meeting" in the
Registrant's Proxy Statement for its 2000 Annual Meeting of
Shareholders (the "2000 Proxy Statement") which information is incorporated herein by reference. Information regarding the Registrant's executive officers is set forth in PART I of this report at "Supplemental Item. Executive Officers of the Registrant."

Item 11. Executive Compensation.

        The information required by this item is set forth at "COMPENSATION OF MANAGEMENT" in the 2000 Proxy Statement which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

	The information required by this item is set forth at "SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 2000 Proxy Statement which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

	The information required by this item is set forth at "COMPENSATION OF MANAGEMENT" in the 2000 Proxy Statement which information is incorporated herein by reference.

                                        PART IV

Item 14. Exhibits, Finacial Statement Schedules, and Reports on Form 8-K.

     (a) Documents filed as part of this Form 10-K.

        (1) Consolidated Financial Statements:

            Independent Auditors' Report

            Consolidated Balance Sheet as of January 2, 2000, and January 3,
            1999

            Consolidated Statement of Income for the Fiscal Years Ended January 2, 2000, January 3, 1999, and December 28, 1997

            Consolidated Statement of Changes in Shareholders' Equity for the Fiscal Years Ended January 2, 2000, January 3, 1999, and December 28, 1997

            Consolidated Statement of Cash Flows for the Fiscal Years Ended January 2, 2000, January 3, 1999, and December 28, 1997

            Notes to Consolidated Financial Statements for the Fiscal Years Ended January 2, 2000, January 3, 1999, and December 28, 1997

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

            (4)  Instruments Defining the Rights of Security Holders.

4.1 See Articles FOURTH, FIFTH and SIXTH of the Amended and Restated Articles of Incorporation of the Registrant (see 3.1 above).

4.2	See Articles One, Four, Seven and Eight of the Amended and
        Restated Code of Regulations of the Registrant (see 3.2 above).

4.3	Rights Agreement, dated as of January 16, 2000, between the
        Registrant and First Union National Bank (incorporated by reference to Exhibit 2 of the Registrant's Form 8-A filed with the Commission on January 12, 2000; Commission File No. 1-13044).

4.4	Letter dated October 29, 1992 from the Registrant to First
        Union National Bank of North Carolina (incorporated by reference to Exhibit 4.5 to the 1992 Form 10-K; Commission File No. 0-16806).

4.5	See Section 7.4 of the Amended and Restated Loan Agreement
        dated December 22, 1995 between Registrant and First Union National Bank of Tennessee. (see 10.4 below).

4.6	Indenture dated as of October 28, 1992 between Registrant and
        First Union National Bank of North Carolina, as Trustee (incorporated by reference to Exhibit 2.5 of Registrant's Form 8-A filed with the Commission on November 10, 1992; Commission File Number 0-16806).

        (10) Material Contracts  (*Management contract or compensatory plan or arrangement.)

10.1-
10.3    Reserved.

10.4	Amended and Restated Loan Agreement dated December 22, 1995
        between Registrant and First Union National Bank of
        Tennessee (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K"), Commission File No. 0-16806).

10.5 Underwriting Agreement dated May 7, 1996 with Montgomery Securities and Equitable Securities Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1996 (the "June 1996 Form 10-Q"), Commission File No. 0-16806).

10.6	Form of Contingent Employment Agreement and schedule of executed
        Agreements (incorporated by reference to Exhibit 10.5 of the 1995 Form 10-K; Commission File No. 0-16806).*

10.7	The Registrant's 1988 Employee Stock Option Plan and 1992 Employee
        Stock Option Plan, Amended and Restated April 22, 1996, (incorporated by reference to Exhibit 10.2 to the June 1996 Form 10-Q,
        Commission File No. 0-16806).*

10.8	The Registrant's 1988 Directors Stock Option Plan, as amended and restated. (incorporated by reference to Exhibit 10.8 to the Registrant's annual report on Form 10-K for the fiscal year ended December 29, 1996 (the "1996 Form 10-K");
        Commission File No. 0-13044).*

10.9	The Registrant's 1992 Directors Stock Option Plan, as amended and restated. (incorporated by reference to Exhibit 10.9 to the 1996 Form 10-K; Commission File No. 0-13044).*

10.10	The Registrant's 1996 Officers' Stock Option Plan (incorporated by reference to Exhibit 10.10 of the 1995 Form 10-K;
        Commission File No. 0-16806). *

10.11	Reaffirmation and Amendment to Guaranty and Suretyship Agreement
        between Registrant and NationsBank of Tennessee, N.A. dated July 24, 1995 (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995; Commission File No. 1-13044).

10.12	Amended and Restated Guaranty between Registrant and Chase Manhattan
        Bank dated January 31, 1997 (incorporated by reference to Exhibit 10.12 to the 1996 Form 10-K; Commission File No. 0-13044).

10.13	Letter dated February 3, 1997 from G. Arthur Seelbinder to the
        Registrant (incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K; Commission File No. 0-13044).

10.14	Letter dated January 30, 1998 from G. Arthur Seelbinder to the
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

10.17 Reaffirmation of Amended and Restated Guaranty made by the Registrant on April20, 1998 to the Chase Manhattan Bank (incorporated by reference to Exhibit 10.17 to the 1997 Form 10-K; Commission File
        No. 0-13044).

10.18 Letter agreement dated March 26, 1998 between The Chase Manhattan Bank and G. Arthur Seelbinder (incorporated by reference to Exhibit 10.18 to the 1997 Form 10-K; Commission File No. 0-13044).

10.19 Amendment to Grid Time Promissory Note dated March 26, 1998 between The Chase Manhattan Bank and G. Arthur Seelbinder (incorporated by reference to Exhibit 10.19 to the 1997 Form 10-K;
        Commission File No. 0-13044).

10.20 Loan Agreement dated September 24, 1998, between the Registrant and First Union National Bank and NationsBank of Tennessee, N.A., both national banking associations (incorporated by reference to Exhibit
        10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998;
        Commission File No. 1-13044).

10.21	Loan Agreement dated September 24, 1998, between the Registrant and
        The CIT Group/Equipment Financing, Inc. (incorporated by reference to
        Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998; Commission File No. 1-13044).

10.22 Letter dated September 17, 1998 from G. Arthur Seelbinder to the Registrant (incorporated by reference to Exhibit (c)(10) to Amendment No. 3 to the Registrant's Schedule 13E-4 filed on September 18, 1998; Commission File No. 0-16806).

10.23   Letter agreement dated September 30, 1999 between the Registrant and
        G. Arthur Seelbinder (incorporated by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 3, 1999; Commission File No. 1-13044).*

10.24	Letter agreement dated August 19, 1999 between the Registrant and Henry R. Hillenmeyer (incorporated by reference to Exhibit 10.24 of the Registrant's Quarterly Report on
        Form 10-Q for the quarterly period ended October 3, 1999;
        Commission File No. 1-13044).*

10.25	Option Agreement dated August 19, 1999 between the Registrant and Henry R. Hillenmeyer (incorporated by reference to Exhibit 10.25 of the Registrant's Quarterly Report on
        Form 10-Q for the quarterly period ended October 3, 1999;
        Commission File No. 1-13044).*

   (16) Letter regarding Change in Certifying Accountant.

16.1	Letter dated October 22, 1999 from KPMG LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit
        16.1 to the Registrant's Current Report on Form 8-K dated
        October 22, 1999; Commission File No. 1- 13044).

   (21) Subsidiaries of Registrant.

21.1	Subsidiaries of Registrant.

   (23) Consents of Experts and Counsel.

23.1	Consent of KPMG LLP.

23.2	Consent of Deloitte & Touche LLP

   (24) Powers of Attorney.

24.1	Powers of Attorney.

24.2	Certified resolution of the Registrant's Board of Directors
        authorizing officers and directors signing on behalf of the Registrant to sign pursuant to a power of attorney.


---------------------------
*  Incorporated by reference.

        (27) Financial Data Schedule.

27.1	Financial Data Schedule (submitted electronically for SEC
        information only).

        (b) Reports on Form 8-K.

Report on Form 8-K dated October 22, 1999 reporting an Item 4 event. Report on Form 8-K dated October 29, 1999 reporting an Item 4 event.

                                        SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2000

                                         COOKER RESTAURANT CORPORATION
                                         (the "Registrant")

                                         By: /s/ Henry R. Hillenmeyer
                                         ----------------------------
                                         Henry R. Hillenmeyer
                                         Chairman of the Board,
                                         Chief Executive Officer and Director
                                         (principal executive officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 28, 2000.

   SIGNATURE                                  TITLE

/s/Henry R. Hillenmeyer         Chairman of the Board, Chief Executive Officer
---------------------------     (principal executive officer)
Henry R. Hillenmeyer            Officer and Director


/s/ Glenn W. Cockburn*          Senior Vice President - Operations and Director
---------------------------
Glenn W. Cockburn


/s/ Mark W. Mikosz*             Vice President - Chief Financial Officer
---------------------------     (principal financial and accounting officer)
Mark W. Mikosz


/s/ Robin V. Holderman*         Director
---------------------------
Robin V. Holderman


/s/ Lehr Jackson*               Director
---------------------------
Lehr Jackson


/s/ David T. Kollat*            Director
---------------------------
David T. Kollat


/s/ D. Shannon LeRoy*           Director
---------------------------
D. Shannon LeRoy


/s/ Harvey Palash*              Director
--------------------------
Harvey Palash


/s/ Brad Saltz*                 Director
--------------------------
Brad Saltz


/s/ G. Arthur Seelbinder*       Director
--------------------------
G. Arthur Seelbinder


*By: /s/ Henry R. Hillenmeyer
---------------------------
Henry R. Hillenmeyer
Attorney-in-Fact

______________________________________________________________________________
______________________________________________________________________________




                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                           _______________________



                        COOKER RESTAURANT CORPORATION


                           _______________________


                           FORM 10-K ANNUAL REPORT


                          FOR THE FISCAL YEAR ENDED:

                               JANUARY 2, 2000



                            _______________________


                       CONSOLIDATED FINANCIAL STATEMENTS

                            _______________________










______________________________________________________________________________

______________________________________________________________________________

                        COOKER RESTAURANT CORPORATION

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page


Independent Auditors' Report - KPMG LLP................................F-2

Independent Auditors' Report - Deloitte & Touche LLP...................F-3

Consolidated Balance Sheet as of January 2, 2000 and January 3, 1999...F-4

Consolidated Statements of Income for the fiscal years ended
January 2, 2000, January 3, 1999, and December 28, 1997................F-5

Consolidated Statements of Changes in Shareholders' Equity for
the fiscal years ended January 2, 2000, January 3, 1999, and
December 28, 1997......................................................F-6

Consolidated Statement of Cash Flows for the fiscal years ended
January 2, 2000, January 3, 1999, and December 28, 1997................F-7

Notes to Consolidated Financial Statements.............................F-8-F-21

                     Independent Auditors' Report


To the Board of Directors and Shareholders
Cooker Restaurant Corporation:


We have audited the accompanying consolidated balance sheet of Cooker Restaurant Corporation and subsidiaries (the "Company") as of January 3, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the two-year period ended January 3, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cooker Restaurant Corporation and subsidiaries as of January 3, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended January 3, 1999 in conformity with generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for preoperational costs in 1997.


                                                /s/KPMG LLP
                                                KPMG LLP


January 27, 1999
Fort Lauderdale, Florida

                   INDEPENDENT AUDITORS' REPORT


To the Board of Director and Shareholders
Cooker Restaurant Corporation:


We have audited the accompanying balance sheet of Cooker Restaurant Corporation as of January 2, 2000, and the related statements of income, stockholders' equity, and cash flows for the year ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the years ended January 3, 1999 and December 27, 1998 were audited by other auditors whose report, dated January 27, 1999, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cooker Restaurant Corporation as of January 2, 2000, and the results of its operations and its cash flows for the year ended January 2, 2000 in conformity with generally accepted accounting principles.



/s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
January 28, 2000

                            COOKER RESTAURANT CORPORATION

                             Consolidated Balance Sheets
                            (Dollar amounts in thousands)


                                                                      1999               1998
                                                                  ------------       ------------
                                            ASSETS
                                        -------------

        Current Assets:
         Cash and cash equivalents                                $    1,428         $    2,520
         Inventory                                                     1,326              1,650
         Land held for sale                                               67                 55
         Prepaid and other current assets                              1,402                763
         Income tax receivable                                           675                242
                                                                  ------------       ------------
                Total current assets                                   4,898              5,230

         Property and equipment, net                                 138,644            144,025
         Restricted cash                                               2,919              1,600
         Other assets, net                                             2,837              2,412
                                                                  ------------       ------------

        Total assets                                              $  149,298         $  153,267
                                                                  ============       ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------


        Current liabilities:
         Current maturities of long-term debt                     $    6,858         $    6,015
         Accounts payable                                              4,154              3,357
         Accrued liabilities                                           8,585              7,154
         Reserve for loan guaranty loss                                2,454                  0
         Capital lease obligation, current                               188                173
                                                                  ------------       ------------
                Total current liabilities                             22,239             16,699

        Long-term debt                                                81,097             82,385
        Capital lease obligation, long-term                              125                327
        Deferred income taxes                                          1,048              3,406
        Other liabilities                                                  0                298
                                                                  ------------       ------------

                Total liabilities                                 $  104,509         $  103,115
                                                                  ------------       ------------

        Shareholders' equity:
         Common shares-without par value:
          authorized 30,000,000 shares; issued
          10,548,000 at January 2, 2000 and
          January 3, 1999                                         $   62,211         $   62,460
         Retained earnings                                            31,007             34,895
         Treasury stock, at cost, 4,562,000
          and 4,371,000 shares at January 2, 2000
          and January 3, 1999, respectively                          (48,429)           (47,203)
                                                                  ------------       ------------

                Total shareholders' equity                            44,789             50,152

        Commitments and contingencies                             ------------       ------------

        Total liabilities and shareholders' equity                $  149,298         $  153,267

                                                                  ============       ============



See accompanying notes to consolidated financial statements

                         COOKER RESTAURANT CORPORATION

                        Consolidated statements of income
                      (In thousands, except per share data)

    Fiscal years ended January 2, 2000, January 3, 1999, and December 28, 1997


                                               1999          1998        1997
                                            -----------------------------------
Sales                                       $ 153,290       160,546     135,458
  Cost of Sales:
  Food and beverage                            43,683        46,067      38,762
  Labor                                        54,279        56,252      46,711
  Restaurant operating expenses                28,511        29,519      23,662
  Restaurant depreciation                       6,405         6,210       4,966
  General and administrative                   11,087         9,431       7,368
  Preoperational costs                            646           896       2,184
  Restructuring charges                         3,208          -            472
  Loss on loan guaranty                         2,454          -           -
  Severance charges                             1,300          -           -
  Interest expense                              6,828         4,022       1,788
  Loss (gain) on sale of property                   4          (223)       (170)
  Interest and other income                       (81)         (256)        (99)
                                            -----------------------------------
                                              158,324       151,918     125,644
(Loss) income before income taxes
  and cumulative effect of a change
  in accounting principle                       5,034         8,628       9,814
(Benefit) provision for income taxes
  before cumulative effect of a
  change in accounting principle               (1,760)        2,601       3,362
                                            -----------------------------------
(Loss) income before cumulative
  effect of a change in accounting
  principle                                    (3,274)        6,027       6,452
Cumulative effect of a change in
  accounting for preoperational costs
  (less tax of $253)                             -             -            496
                                            -----------------------------------
Net (loss) income                           $   3,274         6,027       5,956
                                            ===================================
Basic earnings per common share:
  (Loss) income before cumulative
  effect of change in accounting
  principle                                 $   (0.54)         0.66        0.64
  Cumulative effect of change in
  accounting for preoperational costs             -             -         (0.05)
                                            -----------------------------------
  Net (loss) income                         $   (0.54)         0.66        0.59
                                            ===================================

Diluted earnings per common share:
  (Loss) income before cumulative
  effect of change in accounting
  principle                                 $   (0.54)         0.65        0.63
  Cumulative effect of change in
  accounting for preoperational
  costs                                           -             -         (0.05)
                                            -----------------------------------
  Net (loss) income                         $   (0.54)         0.65        0.58
                                            ===================================

Pro forma amounts assuming change
  in accounting principle is applied
  retroactively:
    Net (loss) Income                       $   3,274         6,027       6,452
    (Loss) earnings per share - basic       $   (0.54)         0.66        0.64
    (Loss) earnings per share - diluted     $   (0.54)         0.65        0.63




See accompanying notes to consolidated financial statements

                        COOKER RESTAURANT CORPORATION

           Consolidated Statements of Changes in Shareholders' Equity
                   (Dollar and share amounts in thousands)

 Fiscal years ended January 2, 2000, January 3, 1999, and December 28, 1997

                                       Common Shares                         Treasury Stock
                                     --------------------    Retained     ----------------------
                                     Shares     Amounts      earnings     Shares       Amounts     Total
                                     -------    ---------    ---------    ---------    ---------   --------
Balance, December 29, 1996            10,548    $  63,583    $  24,316          513    $ (6,149)   $ 81,750
  Shares repurchased                    -            -            -             122      (1,361)     (1,361)
  Issuance of common shares
    under stock option plans            -            (751)        -            (109)      1,373         622
  Tax benefits of stock options
    exercised                           -             207         -            -           -            207
  Dividends paid $.07 per share                      -            (702)        -           -           (702)
  Net income                            -            -           5,956         -           -          5,956
                                     -------    ---------    ---------    ---------    ---------   --------

Balance, December 28, 1997            10,548       63,039       29,570          526      (6,137)     86,472
  Shares repurchased                    -            -            -           4,006     (42,954)    (42,954)
  Issuance of common shares
    under stock option plans            -            (771)        -            (161)      1,888       1,117
  Tax benefits of stock options
    exercised                           -             192         -            -           -            192
  Dividends paid $.07 per share         -            -            (702)        -           -           (702)
  Net income                            -            -           6,027         -           -          6,027
                                     -------    ---------    ---------    ---------    ---------   --------
Balance, January 3, 1999              10,548       62,460       34,895        4,371     (47,203)     50,152
  Shares repurchased                                                            233      (1,670)     (1,670)
  Issuance of common shares
    under stock option plans                         (249)                      (42)        444         195
  Dividends paid $.10 per share                                   (614)                                (614)
  Net (loss) income                                             (3,274)                              (3,274)
                                     -------    ---------    ---------    ---------    ---------   --------

Balance, January 2, 2000              10,548    $  62,211    $  31,007        4,562    $ (48,429)  $ 44,789
                                     =======    =========    =========    =========    =========   ========



See accompanying notes to consolidated financial statements

                        COOKER RESTAURANT CORPORATION

                     Consolidated Statements of Cash Flows
                        (Dollar amounts in thousands)

  Fiscal years ended January 2, 2000, January 3, 1999, and December 28, 1997


                                             January 2,     January 3,   December 28,
                                                2000           1999         1997
                                            -----------     ----------   ------------
Cash flows from operating activities:
  Net Income                                $    (3,274)    $    6,027   $      5,956
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
      Cumulative effect of change in
        accounting principle                       -              -               496
      Depreciation and amortization               6,965          6,533          5,470
      Impairment charges                          3,058           -               472
      Loss on Loan Guaranty                       2,454           -              -
      Deferred income taxes                      (2,358)         1,593          1,484
      Loss (gain) on sale of property                 4           (223)          (170)
      (Increase) decrease in:
        Inventory                                   324           (141)          (381)
        Preoperational costs                       -              -              -
        Prepaid expenses and other
         current assets                            (639)           294           (530)
        Other assets                               (425)          (987)           225
      Increase (decrease) in:
        Accounts payable                            797         (1,311)           823
        Accrued liabilities and
          capital lease obligations               1,446            470            654
        Income taxes payable/
          receivable                               (433)          (303)          (930)
        Other liabilities                          (297)           165            133
                                            -----------     ----------   ------------
      Net cash provided by operating
        activities                                7,622         12,117         13,702
                                            -----------     ----------   ------------

Cash flows from investing activities:
  Purchases of property and equipment            (8,525)       (17,518)       (33,109)
  Proceeds from sale of property and
    equipment                                     3,875          1,374          2,375
  Restricted Cash Deposits                       (1,319)        (1,600)          -
                                            -----------     ----------   ------------
      Net cash used in investing activities       5,969         17,744         30,734
                                            -----------     ----------   ------------
Cash flows from financing activities:
  Proceeds from notes payable                       -              425           -
  Payment on note payable                           -             (425)        (4,613)
  Proceeds from borrowings                       24,669         83,765         49,199
  Repayments of borrowings                      (23,956)       (36,605)       (22,408)
  Redemption of debentures                       (1,181)        (1,175)        (1,198)
  Exercise of stock options                         195          1,308            829
  Purchases of treasury stock                    (1,670)       (42,954)        (1,361)
  Capital lease obligations                        (188)          (175)           (38)
  Dividends paid                                   (614)          (702)          (702)
                                            -----------     ----------   ------------
      Net cash (used in) provided by
        financing activities                     (2,745)         3,462         19,708
                                            -----------     ----------   ------------
Net (decrease) increase in cash and cash
  equivalents                                    (1,092)        (2,165)         2,676
Cash and cash equivalents, at beginning
  of period                                       2,520          4,685          2,009
                                            -----------     ----------   ------------
Cash and cash equivalents, at end of
  period                                    $     1,428     $    2,520   $      4,685
                                            ===========     ==========   ============



See accompanying notes to consolidated financial statements

                          COOKER RESTAURANT CORPORATION

                        Consolidated Financial Statements

                       January 2, 2000 and January 3, 1999

                   (With Independent Auditors' Reports Thereon)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)     Description of the Business and Summary of Significant
        Accounting Policies

        Cooker Restaurant Corporation and subsidiaries (the "Company") owns and operates 65 restaurants in Tennessee, Ohio, Indiana, Kentucky, Michigan, Florida, Georgia, North Carolina, and Virginia which have been developed under the Cooker concept.

        (a)     Principles of Consolidation

                The consolidated financial statements include the financial statements of Cooker Restaurant Corporation and its majority-owned subsidiaries, CGR Management Corporation, Southern Cooker Limited Partnership and Florida Cooker Limited Partnership. All significant intercompany balances and transactions have been eliminated in the consolidation.

        (b)     Fiscal Year

                The Company's fiscal year ends on the Sunday closest to December 31 of each year. Fiscal year 1999 consisted of 52 weeks, fiscal year 1998 consisted of 53 weeks, and fiscal year 1997 consisted of 52 weeks.

        (c)     Cash and Cash Equivalents

                The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents of $1,428,000 and $2,520,000 at January 2, 2000 and January 3, 1999,
                respectively, consist of the Company's cash accounts, overnight repurchase agreements and credit card receivables and short-term investments with a maturity of three months or less. Credit card receivables are considered cash equivalents because of the short collection period. The carrying amount of cash equivalents approximates fair value.

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

                Interest is capitalized primarily in connection with the construction of new restaurants. Capitalized interest is amortized over the estimated useful life of the asset. Interest costs of $137,575 and $256,500 were capitalized in fiscal 1999 and 1998, respectively.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                Based upon the decline in same-store sales experienced during the quarter at certain locations, as well as the decreases in customer counts and cash flows at these locations, the Company determined that certain of its long-lived assets were impaired. Accordingly, the Company recorded a charge of approximately $3,058,000 for the impairment of seven of its restaurant locations in the fiscal year ended January 2, 2000. This amount is included in "Restructuring charges" on the income statement. The additional $150,000 of Restructuring charges recorded in 1999 represent the costs associated with the closing of six Restaurant locations. The Company intends to hold and use these Restaurants. No impairment charges were recorded on the six Restaurants which were closed. No impairment charge was recorded for the year ended January 3, 1999. For the year ended December 28, 1997, the Company recorded an impairment write down of $472,000 for two restaurant locations.

        (f)     Deferred Financing Costs

                Deferred financing costs are being amortized on a straight-line basis which approximates the effective interest rate implicit in the borrowing transaction. Amortization expense was $175,000, $151,000, and $130,000 for the years ended
                January 2, 2000, January 3, 1999, and December 28, 1997, respectively.

        (g)     Prepaid Lease

                Prepaid lease of $587,000, net of accumulated amortization of $102,000, and $601,000, net of accumulated amortization of $88,000, at January 2, 2000 and January 3, 1999, respectively, represents prepayment of a long-term land lease and is being amortized over the lease term.

        (h)     Self Insurance

                The Company retains the risk, up to certain limits, for workers' compensation and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reports losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $284,000 and $36,000 at January 2, 2000 and January 3, 1999,
                respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

        (i)     Income Taxes

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

                Basic and diluted share data are as follows (in thousands):



                                               1999        1998        1997
                                             ________    ________    ________

Weight-average shares outstanding-basic         6,011       9,145      10,024

Effect of dilutive securities:                      4         191         263
        Options                              ________    ________    ________

Diluted shares                                  6,051       9,336      10,287
                                             ========    ========    ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                Convertible subordinated debentures outstanding as of January 2, 2000, are convertible into 582,725 shares of common stock at $21.5625 per share and are due October 2002. In accordance with SFAS No. 128, these debentures are included in diluted earnings per share under the "if-converted" method unless the effect is antidilutive. The converted shares were not included in the computation of diluted EPS for each of the years in the three year period ended January 2, 2000 as the inclusion of the convertible subordinated debentures would be antidilutive.

                Options to purchase 1,237,000 shares of common stock at prices ranging from $4.03 to $21.75 per share, were outstanding for the year ended January 2, 2000, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the year ended January 2, 2000. The options expire between October 2001 and May 2008.

                Options to purchase 207,665 shares of common stock at prices ranging from $10.375 to $21.75 per share, were outstanding for the year ended January 3, 1999, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the year ended January 3, 1999. The options expire between October 2001 and May 2008.

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

        (k)     Financial Instruments

                The carrying amount of cash and cash equivalents, accounts payable and other current liabilities approximates fair value because of the short maturity of these instruments. The carrying amount of the Company's Term Loan and Revolver of $60,033,000, in total, approximates fair value as the base interest charged on these loans is at the London Inter-Bank Offering Rate ("LIBOR") and is reset to reflect changes in LIBOR. The fair value of the convertible subordinated debentures and the Company's loan with the CIT Group/Equipment Financing, Inc. is estimated by discounting future cash flows at rates offered to the Company for similar types of borrowing arrangements. The carrying amount and fair value of the debentures is $12,565,000 and $9,155,000, respectively, at January 2, 2000, and $13,740,000 and $12,306,000, respectively, at January 3,
                1999. The carrying amount and fair value of the CIT loan is $15,357,000 and $14,653,000, respectively, at January 2,
                2000, and $17,489,000 and $17,110,000, respectively, at
                January 3, 1999. The fair values of the debentures and the CIT loan were determined based upon current borrowing rates available to the Company for loans of similar types and maturities.

        (l)     Stock Option Plan

                Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. See Note 11.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        (m)     Recent Accounting Pronouncements

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

        (n)     Reclassifications

                Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

(2)	Preoperational Costs

        Effective in the first quarter of 1997, the Company changed its method of accounting for preoperational costs, costs for employee training and relocation, and supplies incurred in connection with the opening of a restaurant to expense these costs as incurred. Previously, the Company capitalized these costs and amortized them over one year, commencing from the date the restaurant was opened.

(3)	Property and Equipment, Net

        Property and equipment, net, consists of the following:


                                                     2000             1999
                                                 -----------     ------------

        Land                                    $     40,330     $     40,991
        Buildings and leasehold improvements          96,792           94,165
        Furniture, fixtures and equipment             33,648           32,882
        Construction in progress                       1,601            3,110
        Capital lease                                    713              713
                                                 -----------     ------------
                                                     173,084          171,861
        Less accumulated depreciation and
            amortization                             (34,440)         (27,836)

                Property and equipment          $    138,644    $     144,025
                                                 ===========    =============


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Depreciation and amortization expense of property and equipment approximated $6,965,000, $6,533,000, and $5,470,000 for the years ended January 2, 2000, January 3, 1999, and December 28, 1997, respectively. Depreciation on closed stores which have been leased to third parties, as well as the Company's corporate headquarters, is included in General and Administrative expenses on the income statement.

(4)     Other Assets

        Other assets consist of the following:

                                                 January 2,       January 3,
                                                    2000             1999
                                                ------------     ------------

        Deferred financing costs, net of
          accumulated amoritization of
          $1,159,000 and $985,000               $      1,779     $      1,250
        Prepaid lease, net of accumulated
          amoritization of $102,000 and $88,000          587              601
        Liquor licenses                                  302              290
        Deposits                                         122              214
        Other                                             47               57
                                                 -------------    ------------
                                                $      2,837            2,412
                                                 =============    ============


(5)	Accrued Liabilities

        Accrued liabilities consist of the following:

                                          January 2,              January 3,
                                            2000                    1999
                                       ------------             ------------
        Salaries, wages and benefits   $      2,507             $      2,763
        Gift certificates payable               941                    1,062
        Sales tax payable                     1,129                      926
        Property taxes                          781                      349
        Insurance                               956                      867
        Interest                                717                      824
        Severance                               945                      -
        Other                                   609                      363
                                        ------------             ------------
                                       $      8,585             $      7,154
                                        ============             ============



        Severance liability of $945,000 represents the remaining value of the severance charge recorded by the Company in the third quarter of 1999. During the third quarter of 1999, the Company recorded severance charges of $1,300,000. These charges represent an accrual for the severance agreement reached between the Company and its former Chairman and Chief Executive Officer,
        G. Arthur Seelbinder, in the third quarter. The amounts granted to Mr. Seelbinder in conjunction with this agreement represent amounts to be paid for past services rendered to the Company, and therefore the Company accrued for the full amount of the severance package during the third quarter. Of the amount charged, $212,000 represents the write-off of certain amounts owed to the Company by Mr. Seelbinder and $1,088,000 represents payments to be received by Mr. Seelbinder in conjunction with his severance agreement.

(6)     Reserve for Loss on Loan Guaranty

        During the third quarter of 1999, the Company recorded a reserve for loan guaranty loss of $2,454,000. In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder (the "Loan"),

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        the former Chairman of the Board and current Director of the Company. The Loan is secured by the Company's guaranty and 323,007 shares of the Company's common stock owned by Mr. Seelbinder. During the fourth quarter of 1998, the lender required the Company to make a cash deposit in such amount to satisfy the difference between the value of the shares pledged as collateral for the loan and the face amount of the loan. The adequacy of this deposit is assessed by the lender periodically based upon changes in the price of the Company's common stock. During the third quarter of 1999, Mr. Henry Hillenmeyer replaced Mr. Seelbinder as Chairman and CEO of the Company. Based primarily upon the significant change in Mr. Seelbinder's employment status, and the value of Mr. Seelbinder's common stock collateral at the end of the third quarter of 1999, the Company believes it is probable that a loss on the loan guaranty has been incurred as of the end of the Company's third quarter. The Company's best estimate of that loss was the cash deposit made by the Company as of October 3, 1999. The Company will continue to monitor this reserve on an ongoing basis based upon changes in the price of the Company's common stock and the agreement with the lender. The term of the loan and the guaranty has been extended until March 1, 2000.

(7)	Long-Term Debt

        Long-term debt consists of the following:


                                                 January 2,      January 3,
                                                    2000            2000
                                                ------------    ------------
        Nations Bank term loan                  $     28,667     $     30,000
        First Union term loan                         20,866           22,500
        CIT Group/Equipment Financing, Inc.
                term loan                             15,357           17,660
        Nations Bank revolving line of credit         10,500            4,500
        Convertible subordinated debentures           12,565           13,740
                                                 ------------     ------------
                                                      87,955           88,400
                Less current maturities of
                        long-term debt                 6,858            6,015
                                                 ============     ============
                Long-term debt, excluding
                        current maturities      $     81,097     $     82,385


        In conjunction with the repurchase of approximately 4,000,000 shares of the Company's common stock, pursuant to the Tender Offer (the "Offer") completed in October 1998, the Company entered into debt finance agreements with Nations Bank of Tennessee, N.A. ("Nations Bank"), First Union National Bank ("First Union"), and The CIT Group/Equipment Financing, Inc. ("CIT"). The agreement with Nations Bank and First Union provides for a credit facility of $62,500,000, of which $52,500,000 is a term loan (the "Term Loan") with Nations Bank and First Union and $10,000,000 is a revolving loan (the "Revolver") with Nations Bank only. In December 1999, the amount available under the Revolver was extended to $13,500,000. The agreement is secured by 36 properties owned by the Company. The outstanding balance of the Revolver at January 2, 2000 was $10,500,000.

        Under the terms of the agreement, the Term Loan will mature on March 24, 2004. Interest on the Term Loan and Revolver is LIBOR plus an applicable margin, which, per the terms of the agreement, may vary between 1.0% and 4.0%, depending on the Company's ratio of funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA). At January 2, 2000, the effective rate was 8.8%. Commencing May 1, 1999, the Company began making principal and interest payments on the Term Loan. The Company makes equal monthly payments of approximately $345,000 on the First Union debt amount, representing principal and interest, and principal payments of approximately $167,000, plus interest, on the Nations Bank debt through March 24, 2004, at which time, all remaining amounts, principal and interest, on the Term Loan and the Revolver will be due in full. In conjunction with its debt agreements with NationsBank and First Union, the Company must comply with certain restrictive covenants that include the right to declare and pay cash dividends and the ability to obtain other debt financing.

        In addition to the loans from First Union and Nations Bank, the Company entered into a loan agreement with CIT in the amount of $18,000,000. This loan is secured by certain equipment owned by the Company. Interest on the loan with CIT was fixed at LIBOR plus 1.85%, or 6.54% at the time of the loan. Monthly payments of approximately $268,000, including principal and interest, began in October 1998, and will continue through September 2003, at which time the remaining principal balance, plus accrued interest, will be due in full.

        The net proceeds from the above loans were used to purchase the shares tendered as a result of the Offer, as well as for normal capital requirements of the Company. Aggregate annual principal payments for the Company's loans over the next five years are as

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        follows: $7,769,000 in 2000, $8,143,000 in 2001, $17,812,000 in
        2002, $13,181,000 in 2003, and $30,550,000 in 2004 and
        thereafter.

        The convertible subordinated debentures (the "Debentures") mature October 1, 2002, with interest payable quarterly at 6.75 percent. The Debentures are convertible at any time before maturity, unless previously redeemed, into common shares of the Company at a conversion price of $21.5625 per share, subject to adjustment for stock splits. The Debentures are subordinated to all existing and future senior indebtedness of the Company as defined in the indenture agreement. The debentures are recorded on the Company's balance sheet at par value.

        At the Debenture holder's option, the Company is obligated to redeem Debentures tendered during the period from August 1 through October 1 of each year, commencing August 1, 1994, at 100 percent of their principal amount (par) plus accrued interest, subject to an annual aggregate maximum (excluding the redemption option on the death of the holder) of $1,150,000. During fiscal years 1999, and 1998, the Company redeemed the annual aggregate maximum amount required by the holder's option. The Company is also required to redeem debentures at 100 percent of their principal plus accrued interest in the event of death of a debenture holder up to a maximum of $25,000 per year per deceased debenture holder. During fiscal years 1999 and 1998, the Company redeemed debentures subject to this provision of $25,000.

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

        Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At January 2, 2000, and January 3, 1999, the Company was a party to an interest rate swap agreement with a termination date of September 28, 2001. Per the terms of the agreement, the Registrant pays 6.25% on $27,500,000 of it's total LIBOR-based floating rate debt, and receives LIBOR from the counterparty (a major bank).

        The fair value of the interest swap agreement approximated $118,000 and ($867,000) at January 2, 2000 and January 3, 1999,
        respectively.

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

        In January 2000, the board of directors approved a shareholder rights plan, as amended, which provides that, in the event that a third party purchases 15 percent or more of total outstanding stock of the Company, a dividend distribution of one right for each outstanding common share will be made. These rights expire ten years from date of issuance, if not earlier, redeemed by the Company, and entitle the holder to purchase, under certain conditions, preferred shares or common shares of the Company. This plan replaced the rights plan which was adopted by the board of directors in January 1990 and expired in January 2000.

        On October 5, 1998, the Company purchased 4,006,298 of its common stock, without par value, at a price of $10.50 per share Pursuant to the terms of the Issuer Tender Offer Statement on
        Schedule 13-E4 (the "Offer"). The shares of stock purchased in the Offer represented approximately 39% of the 10,159,354 shares of common stock issued and outstanding immediately prior to the Offer on August 11, 1998. The shares purchased are included in Treasury Stock at January 2, 2000.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10)	Income Taxes

        The components of the provision for income taxes are as follows:



                                         January 2,    January 3,    December 28,
                                            2000          1999           1997
                                        -----------   ------------   ------------
                                                     (in thousands)
Current Taxes:
  Federal                               $       473   $        644   $      1,535
  State and local                               125            364            333
                                        -----------   ------------   ------------
                                                598          1,008          1,878
Deferred Taxes                               (2,358)         1,593          1,484
                                        -----------   ------------   ------------
Provision before cumulative effect
  of change in accounting principle          (1,760)         2,601          3,362
Benefit from cumulative effect of
  change in accounting principle               -              -              (253)
                                        -----------   ------------   ------------
     Provision for income taxes         $    (1,760)         2,601          3,109
                                        ===========   ============   ============

The provision for deferred income
taxes consists of the following:

                                         January 2,    January 3,
                                           2000           1999
                                            (in thousands)
                                        -----------   ------------

Accelerated depreciation                $     1,582   $      2,744
Impairment of long-lived assets              (1,379)             4
Loss on Loan Guaranty                        (1,037)          -
Accrued health                                    7            (39)
Accrued vacation                                (49)            (3)
Accrued bonuses                                 (96)          -
Other accrued expenses                          (14)          (159)
Business credit carry forward                  (643)          (954)
Accrued workmans' comp                         (257)          -
Accrued severance                              (489)          -
Other                                            17           -
                                        -----------   ------------
Total                                   $    (2,358)  $      1,593
                                        ===========   ============


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        A reconciliation of the differences between income taxes calculated at the federal statutory rate and the provision for income taxes before extraordinary item is as follows:


                                                 January 2,      January 3,      December 28,
                                                   2000            1999             1997
                                                ------------    ------------    --------------

Income tax at statutory rates before
        extraordinary item                             34.0%           34.0%             34.0%
State and local income taxes,
        net of federal tax benefit                      2.6%            3.6%              4.0%
Reserve for tax examination                             0.0%           -3.9%              -
Other nondeductible items                              -1.6%           -3.6%             -3.7%
                                                ------------    ------------    --------------
                                                       35.0%           30.1%             34.3%
                                                ============    ============    ==============



The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:


                                              January 2,            January 3,
                                                 2000                  1999
                                            -------------        --------------
                                                       (in thousands)

Accelerated depreciation                    $       6,519                4,937
Impairment of long-lived assets                    (1,554)                (175)
Accrued health                                       (147)                (154)
Accrued vacation                                     (190)                (141)
Other accrued expenses                               (104)                 (90)
Business credit carry forward                      (1,597)                (954)
Loss on Loan Guaranty                              (1,037)
Accrued bonuses                                       (96)                 -
Accrued workmans' comp                               (257)                 -
Accrued severance                                    (489)
Other                                                 -                    (17)
                                            -------------        --------------

                                            $       1,048                3,406
                                            =============        ==============




        The Internal Revenue Service (IRS) has completed its examination of the Company's income tax returns for the years 1990 through 1993. During fiscal 1998, the Company paid a total of approximately $265,000 in taxes and interest. Accordingly, the Company reversed approximately $335,000 of a previously recorded liability in 1998.

(11)	Stock Option Plans

        The Company has stock option plans adopted in 1988 ("1988 Plan") and 1992 ("1992 Plan"), as amended. Under these plans, employees and nonmanagement directors are granted stock options as determined by a committee appointed by the board of directors at an exercise price no less than fair market value at the date of grant. Each option permits the holder to purchase one share of common stock of the Company at the stated exercise price up to ten years from the date of grant. Options vest at a rate of 25 percent per year or, if there is substantial change in control of the Company, the options become fully vested and exercisable. The Company has reserved 682,000 and 718,000 common shares for issuance to employees and 73,332 and 200,000 for issuance to nonmanagement directors under the 1988 Plan and 1992 Plan, respectively. No further options can be granted under the 1988 Plan for employees and nonmanagement directors and under the 1992 Plan for employees. The granting of options under the 1992 Plan for nonmanagement directors expires April 13, 2002.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

        Changes in the number of shares under the stock option plans are summarized as follows:




                                                                        Weighted
                                                                        average
                                 Options              Price          exercise price
                                ---------     -------------------    --------------
Balance at December 29, 1996    1,271,000     $  4.040  -- 21.750    $         8.77
   Granted                        373,000        10.370 -- 11.500             10.97
   Canceled                       (19,000)        6.750 -- 11.620             10.95
   Exercised                    (109,0001         4.030 --  7.630              5.78
                                ---------     -------------------    --------------

Balance at December 28, 1997    1,516,000     $   4.030 -- 21.750    $         9.48
   Granted                        326,000         8.500 -- 12.130              9.39
   Surrendered                   (880,000)       12.130 --  8.500             10.65
   Converted                      568,000         5.500 --  5.500              5.50
   Canceled                       (79,000)        6.000 -- 17.750              9.96
   Exercised                     (162,000)        4.030 --  8.750              6.89
                                ---------     -------------------    --------------

Balance at January 3, 1999      1,289,000     $   4.030 -- 21.750    $         7.16
   Granted                        126,000         5.880 --  5.880              5.88
   Canceled                      (136,000)        4.410 -- 11.620              4.65
   Exercised                      (42,000)        4.410 -- 6.750               7.78
                                ---------     -------------------    --------------

Balance at January 2, 2000      1,237,000     $   4.030 -- 21.750    $         7.05
                                =========     ===================    ===============


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        In addition to the above stock options, the Company issued 299,300 stock options to Henry H. Hillenmeyer, the Chairman and Chief Executive Officer of the Company, on August 19, 1999. These options are non-qualified stock options and were not issued pursuant to the above stock option plans. These options were issued in conjunction with Mr. Hillenmeyer's Employment Agreement dated August 19, 1999. The exercise price of these options is $4.50, the stock price on the date of grant. The options vest at the rate of 8,313 shares per month for 35 months and 8,345 shares in the 36th month. The options expire on August 19, 2009. The granting of these options did not affect the number of shares available for grant on under the Company's stock option plans described above.

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


                                              1999       1998       1997
                                            ---------   -------    -------
                                         (in thousands, except per share data)
Net Income:                 As reported     $ (3,274)   $ 6,027    $ 5,956
                            Pro forma       $ (4,045)   $ 5,179    $ 5,395

Diluted earnings per share: As reported     $ (0.54)    $ 0.65     $ 0.58
                            Pro forma       $ (0.67)    $ 0.55     $ 0.54




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

        The per share weighted-average fair value of stock options granted during 1999, 1998, and 1997 was $2.94, $4.80, and $5.04, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: dividend yield 0.0 percent, 1.05 percent, and .61 percent; risk-free interest rates of 6.58 percent, 4.54 percent, and 6.5 percent; expected lives of 5 years, 7 years and 7 years, and expected volatility of 47 percent, 35 percent, and 33 percent, respectively. The per share weighted-average fair value of the stock options granted to Mr. Hillenmeyer during 1999 using the same assumptions above for 1999 was $2.25. At January 2, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.03- $21.75 and 4.7 years, respectively. At January 2, 2000, January 3, 1999, and December 28, 1997, the number of options exercisable was 827,844, 768,235, and 717,000, respectively, and the weighted-average exercise price of those options was $7.57, $7.73, and $8.50, respectively.

(12)	Commitments and Contingencies

        (a)     Leases

                The Company leases buildings for certain of its restaurants under long-term operating leases which expire over the next twenty-five years. In addition to the minimum rental for these leases, the Company also pays, in certain instances, additional rent based on a percentage of sales, and its pro rata share of the lessor's direct operating expenditures. Several of the leases provide for option renewal periods and scheduled rent increases. Rental expense totaled $3,054,000, $2,660,000, and $2,022,000, including percentage rent of $197,000, $237,000, and $231,000, for
                the fiscal years ended January 2, 2000, January 3, 1999, and December 28, 1997, respectively.

                During August 1997, the Company entered into an agreement for the sale and leaseback of the point of sale terminal system and software under a sale/leaseback arrangement. The system was sold for $713,000. The transaction was accounted for as a financing wherein the property with a net book value of $713,000 remained on the books and continues to be depreciated. A finance obligation representing the proceeds was recorded and is reduced based on payments under the lease. The lease had an initial term of four years and requires annual rental payments of $210,000 in 2000 and $125,000 in 2001.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                Future minimum rental commitments for noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of January 2, 2000 are as follows:



                                          Capital      Operating
Fiscal Year Ending                         Leases        Leases
                                        ----------     ----------
                            2000        $  210,000      2,957,000
                            2001           167,000      2,974,000
                            2002              -         3,044,000
                            2003              -         3,088,000
                            2004              -         3,111,000
Thereafter                                    -        30,310,000
                                        ----------     ----------

Total minimum lease payments            $  377,000     48,484,000
   Less amount representing                            ==========
   interest                                 64,000
                                        ----------
Present value of net minimum
 lease payments                            313,000

   Less current installments               188,000
                                        ----------
Capital lease obligation,
 excluding current installments         $  125,000
                                        ==========




        (b)     Legal Matters

                The case of Burnette, et al. v. Cooker Restaurant Corporation was filed in the United States District Court, Middle District of Florida, Tampa Division, on March 26, 1999. Plaintiffs allege violations of the wage and hour laws of the Fair Labor Standards Act with respect to themselves and all others similarly situated. Plaintiffs seek overtime pay, back pay, and attorneys fees. No specific monetary damages have been alleged in the complaint. Plaintiffs have filed a motion to facilitate notice of the lawsuit to all current and previous employees (for a period of three years prior to the filing of the lawsuit) to allow them to join the lawsuit as plaintiffs.

                On September 17, 1999, certain of the plaintiffs in the Burnette action described above, as well as other plaintiffs, filed a class action in the United States District Court, Middle District of Florida, entitled Clemmons, et al. V. Cooker Restaurant Corporation. Plaintiffs allege that Cooker has discriminated on the basis of race in the hiring and promotion of employees. Plaintiffs seek injunctive relief, attorneys fees, back pay and lost benefits, and reinstatement. No specific monetary damages have been alleged in the complaint. No class has been certified and the case is still in its preliminary stage. There has been no discovery conducted to date. A motion to dismiss the complaint is pending.

                Cooker believes that it has meritorious defenses to both of these matters and is vigorously defending the suits. Because the cases are in their early stages, the Company has not yet determined the impact, if any, upon its financial statements.

                The Company is a party to various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

        (c)    Employment Agreements

                The Company and one of its officers have entered into employment agreements which become effective upon a change in control of the Company not approved by the board of directors, as defined in the agreement and subject to certain criteria. The agreement entitles the officers to a base salary, bonus and benefits at not less than the rate the officer was receiving prior to the change in control, limits discharge except for cause, and provides for severance payment equal to the maximum amount under IRS regulations.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        (d)     Retirement Savings Plan

                Effective January 1, 1997, the Company established a 401(k) retirement savings plan for the benefit of substantially all employees who have attained the age 21 and worked 1,000 hours. Employees may contribute between 1 to 15 percent of eligible compensation. The Company's discretionary match is based on the Company's performance. The Company's contribution will vest 20 percent per year beginning after the third year. The Company contributed $32,000 to the plan in 1998.

(13)	Supplemental Cash Flow Information

        Cash paid for interest for fiscal 1999, 1998, and 1997 was $6,935,000, $3,585,000, and $2,094,000, respectively. Cash paid for taxes for fiscal 1999, 1998, and 1997 was $995,000, $1,311,000, and $2,808,000, respectively.

(14)	Related Parties

        In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder (the "Loan"), the former Chairman of the Board and current Director of the Company. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). As refinanced and extended, the Loan from the Bank bears interest at the Bank's prime rate or LIBOR plus 2%, and is secured by 323,007 Common Shares owned by Mr. Seelbinder and is guaranteed by the Company in the principal amount up to $6,250,000, including capitalized interest. Pursuant to the loan agreement between Mr. Seelbinder and the Bank, any reduction of the principal amount outstanding under the Loan shall not entitle Mr. Seelbinder to the advancement of additional funds under the Loan. The guaranty provides that the Bank will sell the pledged shares and apply the proceeds thereof to the Loan prior to calling on the Company for its guaranty. The term of the Loan and the guaranty has been extended until March 1, 2000.

        As of February 1, 2000, the amount of the Loan outstanding, including capitalized and accrued interest, was $3,697,522 and the undiscounted fair market value of the pledged shares was $746,953, based upon a market price of $2.3125 per common share. The guaranty secures the loan until it is paid or refinanced without a guaranty. The Company would fund any obligation it incurs under the terms of its guaranty from additional borrowing under its Revolver. Mr. Seelbinder agreed to reimburse the Company for any interest incurred on amounts drawn against the Revolver in excess of the interest earned on the cash deposit with the Bank

        Because the value of the shares pledged to secure the Loan subsequent to the Offer was less than the amount required under the terms of the Loan, the Bank required the Company to make a cash deposit in such amount to satisfy the collateral shortfall as a result of the decreased price of the Company's common stock. The Bank, the Company and Mr. Seelbinder reached a preliminary agreement concerning such deposit under which Mr. Seelbinder paid $150,000 to the Bank, the Bank extended their maturity of the Loan to January 31, 2000, the Company made an initial cash deposit of approximately $1,600,000 in the Bank which will be revalued periodically, and Mr. Seelbinder will reimburse the Company for the amount by which the interest on the deposit is less than the interest the Company pays for funds under its Term Loan and Revolver. This use of the Company's funds will not materially affect its working capital or its ability to implement its capital expenditure plan or make improvements and betterments on its property. As of February 1, 2000, the cash deposit with the Bank totaled approximately $2,988,000. Mr. Seelbinder has also informed the Company that he intends to discuss with the Bank or other financing sources the refinancing of the balance of the Loan. There can be no assurance that such refinancing will occur or that, if the Loan is refinanced, the guaranty will not remain outstanding or that the deposit will be returned to the Company.

        Based primarily upon the significant change in Mr. Seelbinder's employment status and the value of Mr. Seelbinder's common stock at the end of the Company's 1999 fiscal third quarter, the Company believed that it was, and still is, probable that a loss on the loan guaranty had been incurred as of the end of the Company's 1999 fiscal third quarter. The Company's best estimate of that loss is $2,454,000. That loss was recorded in the Company's 1999 fiscal third quarter.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15)     Quarterly Financial Date (Unaudited)

        Quarterly financial data (unaudited) for fiscal year 1999 and 1998 are summarized as follows:


                                 First    Second     Third      Fourth
                                quarter   quarter   quarter     quarter
                                 (in thousands, except per share data)
                1999
Sales                           42,191    38,738     36,713     35,648
Income before income taxes       1,559     1,757     (8,352)         2
Net income                       1,090     1,229     (5,594)         1
Earnings per share:
        Basic                     0.18      0.21      (0.93)      -
        Diluted                   0.18      0.20      (0.93)      -
                1998
Sales                         $ 40,434    39,955     38,018     42,139
Income before income taxes       3,569     2,499      1,208      1,352
Net income                       2,338     1,840        797      1,052
Earnings per share:
        Basic                 $   0.23      0.18       0.08       0.16
        Diluted               $   0.23      0.18       0.08       0.16


_______________________________________________________________________________
_______________________________________________________________________________




                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                            _______________________



                         COOKER RESTAURANT CORPORATION


                           _______________________



                           FORM 10-K ANNUAL REPORT


                          FOR THE FISCAL YEAR ENDED:

                              JANUARY 2, 2000



                           _______________________


                                 EXHIBITS

                           _______________________










_______________________________________________________________________________
_______________________________________________________________________________

                              EXHIBIT INDEX
                           __________________


Exhibit                                  Number of Pages         Incorporated
Number        Description              in Original Document +         By
                                                                  Reference

3.1.    Amended and Restated Articles
        of Incorporation of the Registrant.             13              *
                                                _____________
3.2.    Amended and Restated Code of
        Regulations of the Registrant.                  12              *
                                                _____________
4.1.    See Articles FOURTH, FIFTH and
        SIXTH of the Amended and Restated
        Articles of Incorporation of the
        Registrant (see 3.1 above).                     13              *
                                                _____________
4.2.    See Articles One, Four, Seven and
        Eight of the Amended and Restated
        Code of Regulations of the
        Registrant (see 3.2 above).                     12              *
                                                _____________

4.3.    Rights Agreement dated as of
        January 16, 2000 between the
        Registrant and First Union
        National Bank of North Carolina.                57              *
                                                _____________
4.4.

        Letter dated October 29, 1992 from
        the Registrant to First Union
        National Bank of North Carolina.                 1              *
                                                _____________
4.5.    See Section 7.4 of the Amended and
        Restated Loan Agreement dated
        December 22, 1995 between
        Registrant and First Union
        National Bank of Tennessee (see
        10.4 below).                                    31              *
                                                _____________
4.6.    Indenture dated as of October 28,
        1992 between Registrant and First
        Union National Bank of North
        Carolina, as Trustee.                           61              *
                                                _____________
10.1.-
10.3.   Reserved.                               _____________

10.4.   Amended and Restated Loan
        Agreement dated December 22, 1995
        between Registrant and First Union
        National Bank of Tennessee.                     31              *
                                                _____________
10.5.   Underwriting Agreement dated May
        7, 1996 with Montgomery Securities
        and Equitable Securities Corporation.           28              *
                                                _____________
10.6.   Form of Contingent Employment
        Agreement and schedule of executed
        Agreements.                                     10              *
                                                _____________
10.7.   The Registrant's 1988 Employee
        Stock Option Plan and 1992
        Employee Stock Option Plan,
        Amended and Restated April 22, 1996.            11              *
                                                _____________
10.8.   The Registrant's 1988 Directors
        Stock Option Plan, as amended and
        restated.                                        6              *
                                                _____________
10.9.   The Registrant's 1992 Directors
        Stock Option Plan, as amended and
        restated.                                        6              *
                                                _____________
10.10.  The Registrant's 1996 Officers'
        Stock Option Plan.                              10              *
                                                _____________
10.11.  Reaffirmation and Amendment to
        Guaranty and Suretyship Agreement
        between Registrant and NationsBank
        of Tennessee, N.A. dated July 24,
        1995.                                            2              *
                                                _____________
10.12.  Amended and Restated Guaranty
        between Registrant and Chase

                                                _____________

        Manhattan Bank dated January 31,                 7
        1997.                                                           *
                                                _____________

10.13.  Letter dated February 3, 1997 from
        G. Arthur Seelbinder to the Registrant.          1               *
                                                _____________
10.14.  Letter dated January 30, 1998 from
        G. Arthur Seelbinder to the Registrant.          1               *
                                                _____________
10.15   Second Amendment to Amended and
        Restated Loan Agreement dated as of
        January 1,1998 between the Registrant
        and First Union National Bank, a
        national banking association, as
        successor in interest to First Union
        National Bank of Tennessee.                      7               *
                                                _____________
10.16   Fourth Amendment to Revolving/Term
        Loan Note dated as of January 1, 1998
        between the Registrant and First Union
        National Bank, a national banking
        association, as successor in interest
        to First Union National Bank of Tennessee.       1               *
                                                _____________
10.17   Reaffirmation of Amended and
        Restated Guaranty made by the
        Registrant on April20, 1998 to the
        Chase Manhattan Bank.                            3               *
                                                _____________
10.18   Letter agreement dated March 26,
        1998 between The Chase Manhattan
        Bank and G. Arthur Seelbinder.
                                                         2               *
                                                _____________
10.19   Amendment to Grid Time Promissory
        Note dated March 26, 1998 between
        The Chase Manhattan Bank and G.
        Arthur Seelbinder.                               1               *
                                                _____________
10.20   Loan Agreement dated September 24,
        1998, between the Registrant and
        First Union National Bank and
        NationsBank of Tennessee, N.A.,
        both national banking associations.             69               *
                                                _____________
10.21   Loan Agreement dated September 24,
        1998, between the Registrant and
        The CIT Group/Equipment Financing, Inc.          8               *
                                                _____________
10.22   Letter dated September 17, 1998
        from G. Arthur Seelbinder to the
        Registrant                                       1               *
                                                _____________
10.23   Letter agreement dated September
        30, 1999 between the Company and
        G. Arthur Seelbinder                             5               *
                                                _____________
10.24   Letter agreement dated August 19,
        1999 between the Company and Henry
        R. Hillenmeyer                                   1               *
                                                _____________
10.25   Option Agreement dated August 19,
        1999 between the Company and Henry
        R. Hillenmeyer                                   6               *
                                                _____________
16.1    Letter dated October 22, 1999 from
        KPMG LLP to the Securities and
        Exchange Commission.                             1               *
                                                _____________
21.1    Subsidiaries of Registrant                       1              **
                                                _____________
23.1    Consent of KPMG LLP.                             1              **

                                                _____________
23.2    Consent of Deloitte & Touche LLP.                1              **
                                                _____________
24.1.   Powers of Attorney.                             11              **
                                                _____________
24.2.   Certified resolution of the
        Registrant's Board of Directors
        authorizing officers and directors
        signing on behalf of the Registrant to
        sign pursuant to a power of attorney.            1              **
                                                _____________
27.1.   Financial Data Schedules
        (submitted electronically for SEC
        information only).                               3              **
                                                _____________

+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Shareholders upon the payment of a fee of fifty cents ($.50) per page.

*     Incorporated by reference.
**  Filed herewit

                                                                Exhibit 21.1

SUBSIDIARIES OF COOKER RESTAURANT CORPORATION

        Cooker Restaurant Corporation directly or indirectly owns all of the outstanding interests in the following subsidiaries:

	CGR Management Corporation, a Florida corporation

	Florida Cooker LP, Inc., a Florida Corporation

	Southern Cooker Limited Partnership, an Ohio limited partnership

                                                                Exhibit 23.1

	Consent of Independent Certified Public Accountants



The Board of Directors
Cooker Restaurant Corporation

We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 33-45467, 33-46475, 33- 46965, 33-48396
and 33-48397) of Cooker Restaurant Corporation of our report dated January 27, 1999, relating to the consolidated balance sheet of Cooker Restaurant Corporation and subsidiaries as of January 3, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the two-year period ended January 3, 1999, which report appears in the January 2, 2000 annual report on Form 10-K of Cooker Restaurant Corporation. Our report refers to a change in method of accounting for preoperational costs in fiscal year 1997.



/s/KPMG LLP



Fort Lauderdale, Florida
February 25, 2000

                                                                Exhibit 23.2

INDEPENDENT AUDITORS' CONSENT
_____________________________

The Board of Directors

Cooker Restaurant Corporation

We consent to the incorporation by reference in this Registration Statement of Cooker Restaurant Corporation on Form S-8 (Nos. 33-45467, 33-46475, 33- 46965, 33-48396, 33-48397 and 33-60403) of our
report dated January 28, 2000, relating to the consolidated balance sheet of Cooker Restaurant Corporation and subsidiaries as of January 2, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended, which report appears in the Annual Report on Form 10-K of Cooker Restaurant Corporation.




/s/DELOITTE & TOUCHE LLP



West Palm Beach, Florida
February 25, 2000

                                                                Exhibit 24.1

POWER OF ATTORNEY
__________________

The undersigned who is a director or officer of Cooker Restaurant
Corporation, an Ohio corporation (the "Company");

Does hereby constitute and appoint Henry R. Hillenmeyer and Mark W. Mikosz to be his agents and attorneys-in-fact;

Each with the power to act fully hereunder without the other and with full power of substitution to act in the name and on behalf of the undersigned;

To sign and file with the Securities and Exchange Commission the Annual Report of the Company on Form 10-K for the fiscal year ended January 2, 2000, and any amendments or supplements to such Annual
Report; and

To execute and deliver any instruments, certificates or other documents which they shall deem necessary or proper in connection with the filing of such Annual Report, and generally to act for and in the name of the undersigned with respect to such filings as fully as could the undersigned if then personally present and acting.

Each agent named above is hereby empowered to determine in his discretion the times when, the purposes for, and the names in which, any power conferred upon him herein shall be exercised and the terms and conditions of any instrument, certificate or document which may be executed by him pursuant to this instrument.

This Power of Attorney shall not be affected by the disability of the undersigned nor by the lapse of time.

The validity, terms and enforcement of this Power of Attorney shall be governed by those laws of the State of Ohio that apply to instruments negotiated, executed, delivered and performed solely within the State of Ohio.

IN WITNESS WHEREOF, I have executed this Power of Attorney this 25th
day of January, 2000.                                           ----
       --------

/s/Glenn W. Cockburn
________________________
Glenn W. Cockburn

POWER OF ATTORNEY
__________________

The undersigned who is a director or officer of Cooker Restaurant
Corporation, an Ohio corporation (the "Company");

Does hereby constitute and appoint Henry R. Hillenmeyer to be his agent and attorney-in-fact; with the power to act fully hereunder, and with full power of substitution to act in the name and on behalf of the undersigned;

To sign and file with the Securities and Exchange Commission the Annual Report of the Company on Form 10-K for the fiscal year ended January 2, 2000, and any amendments or supplements to such Annual
Report; and

To execute and deliver any instruments, certificates or other documents which he shall deem necessary or proper in connection with the filing of such Annual Report, and generally to act for and in the name of the undersigned with respect to such filings as fully as could the undersigned if then personally present and acting.

The agent named above is hereby empowered to determine in his discretion the times when, the purposes for, and the names in which, any power conferred upon him herein shall be exercised and the terms and conditions of any instrument, certificate or document which may be executed by him pursuant to this instrument.

This Power of Attorney shall not be affected by the disability of the undersigned nor by the lapse of time.

The validity, terms and enforcement of this Power of Attorney shall be governed by those laws of the State of Ohio that apply to instruments negotiated, executed, delivered and performed solely within the State of Ohio.

IN WITNESS WHEREOF, I have executed this Power of Attorney this  25th
                                                                 ----
day of  January, 2000.
        --------

/s/Mark W. Mikosz
____________________
Mark W. Mikosz

POWER OF ATTORNEY
__________________

The undersigned who is a director or officer of Cooker Restaurant
Corporation, an Ohio corporation (the "Company");
Does hereby constitute and appoint Henry R. Hillenmeyer and Mark W. Mikosz to be his agents and attorneys-in-fact;

Each with the power to act fully hereunder without the other and with full power of substitution to act in the name and on behalf of the undersigned;

To sign and file with the Securities and Exchange Commission the Annual Report of the Company on Form 10-K for the fiscal year ended January 2, 2000, and any amendments or supplements to such Annual
Report; and

To execute and deliver any instruments, certificates or other documents which they shall deem necessary or proper in connection with the filing of such Annual Report, and generally to act for and in the name of the undersigned with respect to such filings as fully as could the undersigned if then personally present and acting.

Each agent named above is hereby empowered to determine in his discretion the times when, the purposes for, and the names in which, any power conferred upon him herein shall be exercised and the terms and conditions of any instrument, certificate or document which may be executed by him pursuant to this instrument.

This Power of Attorney shall not be affected by the disability of the undersigned nor by the lapse of time.

The validity, terms and enforcement of this Power of Attorney shall be governed by those laws of the State of Ohio that apply to instruments negotiated, executed, delivered and performed solely within the State of Ohio.

IN WITNESS WHEREOF, I have executed this Power of Attorney this  22nd
                                                                 ----
day of  February, 2000.
        ---------

/s/Robin V. Holderman
_______________________
Robin V. Holderman

POWER OF ATTORNEY
___________________

The undersigned who is a director or officer of Cooker Restaurant
Corporation, an Ohio corporation (the "Company");

Does hereby constitute and appoint Henry R. Hillenmeyer and Mark W. Mikosz to be his agents and attorneys-in-fact;

Each with the power to act fully hereunder without the other and with full power of substitution to act in the name and on behalf of the undersigned;

To sign and file with the Securities and Exchange Commission the Annual Report of the Company on Form 10-K for the fiscal year ended January 2, 2000, and any amendments or supplements to such Annual
Report; and

To execute and deliver any instruments, certificates or other documents which they shall deem necessary or proper in connection with the filing of such Annual Report, and generally to act for and in the name of the undersigned with respect to such filings as fully as could the undersigned if then personally present and acting.

Each agent named above is hereby empowered to determine in his discretion the times when, the purposes for, and the names in which, any power conferred upon him herein shall be exercised and the terms and conditions of any instrument, certificate or document which may be executed by him pursuant to this instrument.

This Power of Attorney shall not be affected by the disability of the undersigned nor by the lapse of time.

The validity, terms and enforcement of this Power of Attorney shall be governed by those laws of the State of Ohio that apply to instruments negotiated, executed, delivered and performed solely within the State of Ohio.

IN WITNESS WHEREOF, I have executed this Power of Attorney this 1st
                                                                ---
day of  February, 2000.
        ---------

/s/David T. Kollat
____________________
David T. Kollat

POWER OF ATTORNEY
____________________

The undersigned who is a director or officer of Cooker Restaurant
Corporation, an Ohio corporation (the "Company");

Does hereby constitute and appoint Henry R. Hillenmeyer and Mark W. Mikosz to be his agents and attorneys-in-fact;

Each with the power to act fully hereunder without the other and with full power of substitution to act in the name and on behalf of the undersigned;

To sign and file with the Securities and Exchange Commission the Annual Report of the Company on Form 10-K for the fiscal year ended January 2, 2000, and any amendments or supplements to such Annual
Report; and

To execute and deliver any instruments, certificates or other documents which they shall deem necessary or proper in connection with the filing of such Annual Report, and generally to act for and in the name of the undersigned with respect to such filings as fully as could the undersigned if then personally present and acting.

Each agent named above is hereby empowered to determine in his discretion the times when, the purposes for, and the names in which, any power conferred upon him herein shall be exercised and the terms and conditions of any instrument, certificate or document which may be executed by him pursuant to this instrument.

This Power of Attorney shall not be affected by the disability of the undersigned nor by the lapse of time.

The validity, terms and enforcement of this Power of Attorney shall be governed by those laws of the State of Ohio that apply to instruments negotiated, executed, delivered and performed solely within the State of Ohio.

IN WITNESS WHEREOF, I have executed this Power of Attorney this 20th
                                                                ----
day of January, 2000.
       --------

/s/William Lehr Jackson
_________________________
William Lehr Jackson

POWER OF ATTORNEY
_____________________

The undersigned who is a director or officer of Cooker Restaurant
Corporation, an Ohio corporation (the "Company");

Does hereby constitute and appoint Henry R. Hillenmeyer and Mark W. Mikosz to be his agents and attorneys-in-fact;

Each with the power to act fully hereunder without the other and with full power of substitution to act in the name and on behalf of the undersigned;

To sign and file with the Securities and Exchange Commission the Annual Report of the Company on Form 10-K for the fiscal year ended January 2, 2000, and any amendments or supplements to such Annual
Report; and

To execute and deliver any instruments, certificates or other documents which they shall deem necessary or proper in connection with the filing of such Annual Report, and generally to act for and in the name of the undersigned with respect to such filings as fully as could the undersigned if then personally present and acting.

Each agent named above is hereby empowered to determine in his discretion the times when, the purposes for, and the names in which, any power conferred upon him herein shall be exercised and the terms and conditions of any instrument, certificate or document which may be executed by him pursuant to this instrument.

This Power of Attorney shall not be affected by the disability of the undersigned nor by the lapse of time.

The validity, terms and enforcement of this Power of Attorney shall be governed by those laws of the State of Ohio that apply to instruments negotiated, executed, delivered and performed solely within the State of Ohio.

IN WITNESS WHEREOF, I have executed this Power of Attorney this 21st
                                                                ----
day of January, 2000.
       --------

/s/Harvey M. Palash
_____________________
Harvey M. Palash

POWER OF ATTORNEY
____________________

The undersigned who is a director or officer of Cooker Restaurant
Corporation, an Ohio corporation (the "Company");

Does hereby constitute and appoint Henry R. Hillenmeyer and Mark W. Mikosz to be his agents and attorneys-in-fact;

Each with the power to act fully hereunder without the other and with full power of substitution to act in the name and on behalf of the undersigned;

To sign and file with the Securities and Exchange Commission the Annual Report of the Company on Form 10-K for the fiscal year ended January 2, 2000, and any amendments or supplements to such Annual
Report; and

To execute and deliver any instruments, certificates or other documents which they shall deem necessary or proper in connection with the filing of such Annual Report, and generally to act for and in the name of the undersigned with respect to such filings as fully as could the undersigned if then personally present and acting.

Each agent named above is hereby empowered to determine in his discretion the times when, the purposes for, and the names in which, any power conferred upon him herein shall be exercised and the terms and conditions of any instrument, certificate or document which may be executed by him pursuant to this instrument.

This Power of Attorney shall not be affected by the disability of the undersigned nor by the lapse of time.

The validity, terms and enforcement of this Power of Attorney shall be governed by those laws of the State of Ohio that apply to instruments negotiated, executed, delivered and performed solely within the State of Ohio.

IN WITNESS WHEREOF, I have executed this Power of Attorney this 14th
                                                                ----
day of February, 2000.
       ---------

/s/G. Arthur Seelbinder
________________________
G. Arthur Seelbinder

POWER OF ATTORNEY
___________________

The undersigned who is a director or officer of Cooker Restaurant
Corporation, an Ohio corporation (the "Company");

Does hereby constitute and appoint Henry R. Hillenmeyer and Mark W. Mikosz to be his agents and attorneys-in-fact;

Each with the power to act fully hereunder without the other and with full power of substitution to act in the name and on behalf of the undersigned;

To sign and file with the Securities and Exchange Commission the Annual Report of the Company on Form 10-K for the fiscal year ended January 2, 2000, and any amendments or supplements to such Annual
Report; and

To execute and deliver any instruments, certificates or other documents which they shall deem necessary or proper in connection with the filing of such Annual Report, and generally to act for and in the name of the undersigned with respect to such filings as fully as could the undersigned if then personally present and acting.

Each agent named above is hereby empowered to determine in his discretion the times when, the purposes for, and the names in which, any power conferred upon him herein shall be exercised and the terms and conditions of any instrument, certificate or document which may be executed by him pursuant to this instrument.

This Power of Attorney shall not be affected by the disability of the undersigned nor by the lapse of time.

The validity, terms and enforcement of this Power of Attorney shall be governed by those laws of the State of Ohio that apply to instruments negotiated, executed, delivered and performed solely within the State of Ohio.

IN WITNESS WHEREOF, I have executed this Power of Attorney this 21st
                                                                ----
day of January, 2000.
       --------

/s/Brad Saltz
________________
Brad Saltz

POWER OF ATTORNEY
__________________

The undersigned who is a director or officer of Cooker Restaurant
Corporation, an Ohio corporation (the "Company");

Does hereby constitute and appoint Henry R. Hillenmeyer and Mark W. Mikosz to be his agents and attorneys-in-fact;

Each with the power to act fully hereunder without the other and with full power of substitution to act in the name and on behalf of the undersigned;

To sign and file with the Securities and Exchange Commission the Annual Report of the Company on Form 10-K for the fiscal year ended January 2, 2000, and any amendments or supplements to such Annual
Report; and

To execute and deliver any instruments, certificates or other documents which they shall deem necessary or proper in connection with the filing of such Annual Report, and generally to act for and in the name of the undersigned with respect to such filings as fully as could the undersigned if then personally present and acting.

Each agent named above is hereby empowered to determine in his discretion the times when, the purposes for, and the names in which, any power conferred upon him herein shall be exercised and the terms and conditions of any instrument, certificate or document which may be executed by him pursuant to this instrument.

This Power of Attorney shall not be affected by the disability of the undersigned nor by the lapse of time.

The validity, terms and enforcement of this Power of Attorney shall be governed by those laws of the State of Ohio that apply to instruments negotiated, executed, delivered and performed solely within the State of Ohio.

IN WITNESS WHEREOF, I have executed this Power of Attorney this 21st
                                                                ----
day of January, 2000.
       --------

/s/D. Shannon LeRoy
____________________
D. Shannon LeRoy

                                                                Exhibit 24.2
                     SECRETARY'S CERTIFICATE

        I, Margaret A. Epperson, certify that I am the duly elected, qualified and acting Secretary of Cooker Restaurant Corporation, an Ohio corporation (the "Corporation"), that I am authorized and empowered to execute this Certificate on behalf of the Corporation with respect to the Annual Report on Form 10-K and further certify that the following is a true, complete and correct copy of a resolution adopted by the Board of Directors of the Corporation on January 24, 2000, which resolution has not been amended, modified or rescinded:

                RESOLVED, that each officer and director who may be required to execute an annual report on Form 10-K or any amendment or supplement thereto (whether on behalf of the Corporation or as an officer or director thereof or otherwise) be, and each of them hereby is, authorized to execute a power of attorney appointing Henry R. Hillenmeyer and Mark W. Mikosz and each of them severally, his true and lawful attorneys and agents to execute in his name, place and stead (in any such capacity) said Form 10-K and all instruments or reports necessary or in connection therewith, and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the other, to have full power and authority to do and to perform in the name and on behalf of each of said officers and directors, or both, as the case may be, every act which is necessary or advisable to be done as fully, and to all intents and purposes, as any such officer or director might or could do in person.

IN WITNESS WHEREOF, I have hereunto set my hand this 16th day of
        February, 2000.                              ----


                                                /s/ Margaret A. Epperson
                                                _____________________________
                                                Margaret A. Epperson,Secretary