Form 10-Q
period 2000-03-31
COOKER RESTAURANT CORP /OH/
filed 2000-05-17
CIK 832412

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                             ____________________

                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended April 2, 2000


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
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


           5500 Village Boulevard, West Palm Beach, Florida  33407
             (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code:	 (561) 615-6000


Indicate by check [ ] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                [X]                                   [ ]

                Yes                                   No


                5,986,000 Common Shares, without par value
     (number of common shares outstanding as of the close of business on May 17, 2000)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   COOKER RESTAURANT CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
                           (In Thousands)

<CAPTION
                                                       April 2,     January 2,
                                                         2000          2000
                                                       ---------    ----------
                         ASSETS
Current Assets:
    Cash and cash equivalents                          $   2,290    $    1,428
    Inventory                                              1,394         1,326
    Land held for sale                                        73            67
    Income Taxes Receivable                                1,102           675
    Prepaid and other current assets                         798         1,402
                                                       ---------    ----------
           Total current assets                            5,657         4,898

    Property and equipment                               137,161       138,644
    Restricted Cash                                            -         2,919
    Other Assets                                           2,939         2,837
                                                       ---------    ----------
Total assets                                           $ 145,757    $  149,298
                                                       =========    ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt               $   6,723    $    6,858
    Accounts payable                                       3,740         4,154
    Accrued liabilities                                    8,384         8,773
    Reserve for loan guaranty loss                             -         2,454
                                                       ---------    ----------
           Total current liabilities                      18,847        22,239

 Long-term debt                                           81,088        81,097
 Deferred income taxes                                     1,048         1,048
 Other liabilities                                           140           125
                                                       ---------    ----------
           Total liabilities                           $ 101,123    $  104,509
                                                       =========    ==========
 Shareholders' equity:
    Common shares-without par value:
      authorized 30,000,000 shares;
      issued 10,548,000 at April 2, 2000
      and January 2, 2000                                 62,211        62,211
    Retained earnings                                     30,852        31,007
    Treasury stock, at cost, 4,562,000
      shares at April 2, 2000 and
      January 2, 2000                                    (48,429)      (48,429)
                                                       ---------    ----------
           Total shareholders' equity                     44,634        44,789

 Commitments and contingencies                                 -             -
                                                       ---------    ----------

 Total liabilities and shareholders' equity            $ 145,757    $  149,298
                                                       =========    ==========



See accompanying notes to condensed consolidated financial statements

                        COOKER RESTAURANT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                    (In Thousands Except Per Share Data)

                                                       Three Months Ended
                                                     April 2,       April 4,
                                                       2000           1999
                                                    ----------    -----------

Sales                                               $   38,541   $     42,191

Cost of Sales:
  Food and beverage                                     11,027         11,911
  Labor                                                 14,212         14,834
  Restaurant operating expenses                          7,466          7,628
  Restaurant depreciation                                1,630          1,634
  General and administrative                             2,513          3,021
  Gain on severance recovery                              (810)             -
  Loss on loan guaranty                                    633              -
  Loss on disposal of fixed assets                         222              -
  Interest expense, net                                  1,867          1,604
                                                    ----------    -----------
                                                        38,760         40,632

(Loss) income before income taxes                         (219)         1,559

(Benefit) provision for income taxes                       (77)           469

Net (loss) income                                   $     (142)   $     1,090
                                                    ==========    ===========

Basic (loss) earnings per share                     $    (0.02)   $      0.18
                                                    ==========    ===========
Diluted (loss) earnings per share                   $    (0.02)   $      0.18
                                                    ==========    ===========
Weighted average number of common
  shares outstanding - basic                             5,986          6,087
                                                    ==========    ===========
Weighted average number of common
  shares outstanding - diluted                           5,986          6,219
                                                    ==========    ===========



See accompanying notes to condensed consolidated financial statements

                        COOKER RESTAURANT CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                               (In Thousands)

                                                            Three Months Ended
                                                          April 2,       April 4,
                                                            2000           1999
                                                         ----------    -----------

Cash flows from operating activities:
  Net (loss) income                                      $     (142)   $     1,090
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
       Depreciation and amortization                          1,764          1,762
       Loss on loan guaranty                                    633              -
       Deferred income taxes                                      -            (54)
       Loss on disposal of property                             222              4
       Decrease (increase) in current assets                    103           (319)
       (Increase) decrease in other assets                     (102)           129
       (Decrease) increase in current liabilities              (803)           387
       Increase (decrease) in other  liabilities                 64           (297)
                                                         ----------    -----------
         Net cash provided by operating activities            1,739          2,702


Cash flows from investing activities:
  Purchases of property and equipment                          (759)        (3,204)
  Proceeds from sale of property and equipment                  198          3,085
  Restricted cash deposits                                     (141)          (154)
                                                         ----------    -----------
         Net cash used in investing activities                 (702)          (273)

Cash flows from financing activities:
  Proceeds from borrowings                                    5,500          5,250
  Repayments of borrowings                                   (5,626)        (5,441)
  Redemption of debentures                                        -            (25)
  Exercise of stock options                                       -             45
  Purchases of treasury stock                                     -         (1,365)
  Capital lease obligations                                     (49)           (46)
  Dividends paid                                                  -           (614)
                                                         ----------    -----------
         Net cash used in financing activities                 (175)        (2,196)

Net increase in cash and cash equivalents                       862            233

Cash and cash equivalents, at beginning of period             1,428          2,520
                                                         ----------    -----------
Cash and cash equivalents, at end of period              $    2,290    $     2,753
                                                         ==========    ===========



See accompanying notes to condensed consolidated financial statements

                       COOKER RESTAURANT CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Cooker Restaurant Corporation and subsidiaries (the "Company"), after elimination of intercompany accounts and transactions, at April 2, 2000, and the statements of income and cash flows for the three months ended April 2, 2000. The results of operations for the three months ended April 2, 2000, are not necessarily indicative of the operating results expected for the fiscal year ended December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended January 2, 2000.

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

Note 2:  Earnings Per Share

The difference between the basic and diluted weighted-average number of shares outstanding for the three months ended April 4, 1999, represents the dilutive effect of certain stock options.

Convertible subordinated debentures outstanding as of April 2, 2000 are convertible into 581,890 shares of common stock at $21.5625 per share and are due October 2002. These were not included in the computation of diluted Earnings Per Share ("EPS") for the quarter ended April 2, 2000, as the inclusion of shares into which the subordinated debentures are convertible would be antidilutive.

Options to purchase 1,379,124 and 615,143 shares at prices ranging from $2.625 to $17.75 per share and $6.75 to $17.75 per share, were outstanding for the three months ended April 2, 2000, and April 4, 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three months ended April 2, 2000 and April 4, 1999, respectively. The options expire between April 2000 and January 2010 for the three months ended April 2, 2000 and between June 1999 and May 2008 for the three months ended April 4, 1999.

Note 3:  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS.
No 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133 and Amendment of FASB Statement 133." This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset, liability or firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement, as amended, shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not determined the effect of the adoption of SFAS No. 133, as amended, on the Company's results of operations or statement of financial position.

Note 4:  Derivative Financial Instruments

The fair value of the interest rate swap agreement approximated $210,000 at April 2, 2000.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

Note 5:  Loss on loan guaranty

During the third quarter of 1999, the Company recorded a reserve for loan guaranty loss of $2,454,000. In 1994, the board of directors approved a guaranty by us of a loan of $5,000,000 to G. Arthur Seelbinder, the former Chairman of the Board and a current Director, and his wife. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). The loan was secured by 323,007 common shares owned by Mr. Seelbinder and a cash deposit from us of approximately $3,000,000. The term of the loan and the guaranty were extended until March 1, 2000, at which time the loan matured. As of March 1, 2000 the balance of the loan was $3,753,397. On March 8, 2000, the Bank sold Mr. Seelbinder's stock for $666,202 in a private transaction and applied this amount to the loan. The remaining balance of the loan of $3,087,195 was funded by us as a result of our guaranty. Accordingly, in the first quarter of 2000 we recorded an additional loss on the guaranty of approximately $633,000, the difference between the amount due the Bank and the reserve previously recorded. In addition to any rights we have as the Bank's successors to collect from Mr. Seelbinder, any amount due to Mr. Seelbinder under the settlement agreement we entered into with him when he stepped down as Chairman and Chief Executive Officer are to be paid to us and applied to the amounts we paid pursuant to the guaranty. See note 6.

Note 6:  Severance recovery

During the third quarter of 1999, the Company recorded severance charges of $1,300,000. These charges represented an accrual for the severance agreement reached between the Company and its former Chairman and Chief Executive Officer, G. Arthur Seelbinder. The amounts granted to Mr. Seelbinder in conjunction with this agreement represented amounts to be paid for past services rendered to the Company, and therefore the Company accrued for the full amount of the severance package during the third quarter. Of the amount charged, $212,000 represented the write-off of certain amounts owed to the Company by Mr. Seelbinder and $1,088,000 represented payments to be received by Mr. Seelbinder in conjunction with his severance agreement.

On March 8, 2000, the date the Company was called upon by the Bank to honor its guaranty (see Note 5), the balance of the severance liability to Mr. Seelbinder was approximately $910,000. In accordance with the agreement with Mr. Seelbinder, this amount, less certain amounts representing federal withholding liabilities, were applied to the amounts owed to the Company as a result of our guaranty. As a result, approximately $810,000 in accrued severance liabilities were forfeited by Mr. Seelbinder and applied to the guaranty amount.

Note 7:  Loss on disposal of fixed assets

In the first quarter of 2000, the Company recorded a loss on disposal of fixed assets of $222,000. The charge represented the book value of certain leasehold improvements and equipment related to the Company's restaurant in Indianapolis, IN, a leased site. In late fiscal 1999, the site incurred certain structural damage in the kitchen. The Company closed the site, pending repair of the damage. In March 2000, the Company reached an agreement with the site's landlord, wherein the landlord refunded the prior three months' rent to the Company, the Company removed certain kitchen equipment, supplies, computer equipment and other furniture and fixtures, and the lease was terminated without any further liability or obligation to the Company. At the time of the agreement, the book value of the leasehold improvements and equipment was approximately $277,000. The Company removed items with a net book value of approximately $55,000 from the premises. Accordingly, the Company recorded a loss on disposal of $222,000 in March 2000. The Company received no proceeds for the items disposed.

Note 8:  Contigencies

The case of Burnette, et al. v. Cooker Restaurant Corporation was filed in the United States District Court, Middle District of Florida, Tampa Division, on March 26, 1999. Plaintiffs allege violations of the wage and hour laws of the Fair Labor Standards Act with respect to themselves and all others similarly situated. Plaintiffs seek overtime pay, back pay, and attorneys fees. No specific monetary damages have been alleged in the complaint. Plaintiffs have filed a motion to facilitate notice of the lawsuit to all current and previous employees (for a period of three years prior to the filing of the lawsuit) to allow them to join the lawsuit as plaintiffs. Cooker has vigorously opposed the sending of notice and continues to vigorously defend the lawsuit, but there can be no assurance that it will ultimately prevail.

On September 17, 1999, certain of the plaintiffs in the Burnette action described above, as well as other plaintiffs, filed a class action in the United States District Court, Middle District of Florida, entitled Clemmons, et al. V. Cooker Restaurant Corporation. Plaintiffs allege that Cooker has discriminated on the basis of race in the hiring and promotion of employees. Plaintiffs seek injunctive relief, attorneys fees, back pay and lost benefits, and reinstatement. No specific monetary damages have been alleged in the complaint. No class has been certified and the case is still in its preliminary stage. Discovery in this case is ongoing. A motion to dismiss the complaint is pending. Cooker intends to vigorously defend the lawsuit, but there can be no assurance that it will ultimately prevail.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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


                    COOKER RESTAURANT CORPORATION
                       RESULTS OF OPERATIONS
                          (UNAUDITED)

                                            Three Months Ended
                                        April 2,        April 4,
                                          2000            1999
                                        ---------       --------

Sales                                     100.0%          100.0%
                                        ---------       --------
Cost of Sales:
     Food and beverage                     28.6%           28.2%
     Labor                                 36.9%           35.2%
     Restaurant operating expenses         19.4%           18.1%
     Restaurant depreciation                4.2%            3.9%
     General and administrative             6.5%            7.2%
     Gain on severance recovery            -2.1%            0.0%
     Loss on loan guaranty                  1.6%            0.0%
     Loss on disposal of fixed assets       0.6%            0.0%
     Interest expense, net                  4.8%            3.8%
                                        ---------       --------
                                          100.5%           96.4%
                                        ---------       --------
(Loss) income before income taxes          -0.5%            3.6%

(Benefit) provision for income taxes       -0.2%            1.1%
                                        ---------       --------
Net (loss) income                          -0.3%            2.5%
                                        =========       ========
Sales
-----

Sales for the first quarter of fiscal 2000 decreased 8.6%, or $3,650,000, to $38,541,000 compared to sales of $42,191,000 for the first quarter of fiscal
1999. The decrease for the three months ended April 2, 2000 is due to a decrease in the number of guests at the restaurants as well as a decrease in the number of stores operating during the comparable periods. At the end of the first quarter of 2000, the Company operated 65 restaurants, compared to 68 at the end of the first quarter of 1999. The Company opened one new restaurant during the first quarter of 2000. Same store sales were down 8.4% for the three months ended April 2, 2000. The average check of $12.11 was up 2.3% from the first quarter of 1999. To address the decrease in sales the Company has increased its staffing at the restaurants and implemented other procedures to emphasize customer service.



Food and beverage
-----------------
The cost of food and beverage for the first quarter of 2000 was $11,027,000 as compared to $11,911,000 for the first quarter of 1999. The decrease of $884,000 is primarily due to decreased sales for the quarter compared to last year. As a percentage of sales, the cost of food and beverage was 28.6% for the first quarter of 2000, as compared to 28.2% for the first quarter of 1999. The increase in 2000 is due primarily to increased prices for produce and beef, offset slightly by a decrease in prices for poultry. The increase in certain food costs was primarily a result of an industry supply problem which occurred when one of the industry's major suppliers filed for bankruptcy. As a result of the disruption in scheduled deliveries, certain items were purchased from other outside sources, leading to an increase in costs.

Labor
-----
Labor costs for the first quarter of 2000 were $14,212,000 as compared to
$14,834,000 for the first quarter of 1999. The decrease of $622,000 is primarily due to decreased sales and a decrease in the number of units open and operating during the period as compared to the prior year's period, which resulted in lower demand for labor hours. Labor costs as a percentage of sales for the first quarter of 2000 were 36.9% as compared to 35.2% for the quarter ended April 4, 1999. The percentage increase is due primarily to decreased same-store sales for the quarter as well as increased staffing levels at our restaurants. The Company has focused on increasing staffing levels at the restaurants in an effort to provide better service to the guests. Accordingly, manager and cook costs increased as a percentage of sales during the comparable periods.

Restaurant operating expenses
-----------------------------
Restaurant operating expenses for the first quarter of 2000 were $7,466,000 as compared to $7,628,000 for the first quarter of 1999. The decrease of $162,000 was primarily due to decreases in courier fees of $126,000, contract services of $96,000, administrative expenses of $68,000, public relation costs of
$41,000, and supplies expenses of $40,000, partially offset by increases in occupancy costs of $209,000. Restaurant operating expenses as a percentage of sales for the three months ended April 2, 2000 were 19.4%, as compared to 18.1%
for the comparable period in the prior year.

Restaurant depreciation
-----------------------
Restaurant depreciation expense for the first quarter of 2000 was $1,630,000, as compared to $1,634,000 for the comparable period last year. The decrease of
$4,000 for the first quarter of 2000 is due primarily to the closing of 6 restaurants in the second half of 1999, offset slightly by the opening of 4 new restaurants since the end of the first quarter of 1999.

General and administrative expenses
-----------------------------------
General and administrative expenses for the first quarter of 2000 were
$2,513,000 as compared to $3,022,000 for the first quarter of 1999. The decrease of $509,000 is due primarily to decreases in wage costs of $406,000, decreases in preopening expenses of $56,000, decreases in travel and training of $50,000, increases in advertising costs of $231,000, offset by an increase in other income of $228,000, primarily due to the realization of a tax benefit for fiscal 1999 as a result of the FICA Tip Credit. General and administrative expenses as a percentage of sales for first quarter of 2000, were 6.5% as compared to 7.2% for the comparable period in the prior year.

Gain on severance recovery
--------------------------
For the first quarter of 2000, the Company recorded a gain on severance recovery of $810,000. During the third quarter of 1999, the Company recorded severance charges of $1,300,000. These charges represented an accrual for the severance agreement reached between the Company and its former Chairman and
Chief Executive Officer, G. Arthur Seelbinder. The amounts were for past services rendered to the Company, and therefore the Company accrued for the full amount of the severance package during the third quarter. Of the amount charged, $212,000 represented the write-off of certain amounts owed to the
Company by Mr. Seelbinder and $1,088,000 represented payments to be received by
Mr. Seelbinder in conjunction with his severance agreement.

On March 8, 2000, the Company was called upon by the Bank to honor its guaranty of Mr. Seelbinder's loan as described in Note 5 to the financial statements. On that date, the balance of the severance liability to Mr. Seelbinder was approximately $910,000. In accordance with the agreement with Mr. Seelbinder, this amount, less certain amounts representing federal withholding liabilities were applied to the amounts owed by him to the Company as a result of our payment under the guaranty. As a result, approximately $810,000 in accrued severance liabilities were forfeited by Mr. Seelbinder and applied to the guaranty amount.




Loss on loan guaranty
---------------------
During the first quarter of 2000, the Company recorded a loss on loan guaranty of $633,000. In 1994, the Board of Directors approved a guaranty by us of a loan of $5,000,000 to G. Arthur Seelbinder, the former Chairman of the Board and a current Director, and his wife. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank").
The loan was secured by 323,007 common stock owned by Mr. Seelbinder and a cash deposit from us of approximately $3,000,000. The term of the loan and the guaranty were extended until March 1, 2000, at which time the loan matured. As of March 1, 2000 the balance of the loan was $3,753,397. On March 8, 2000, the
Bank sold Mr. Seelbinder's stock for $666,202 in a private transaction, and applied this amount to the loan. The remaining balance of the loan of
$3,087,195 was funded by us as a result of our guaranty. Accordingly, we recorded an additional loss on the guaranty of approximately $633,000, the difference between the amount due the Bank, and the $2,454,000 reserve previously recorded.

Loss on disposal of fixed assets
--------------------------------
In the first quarter of 2000, the Company recorded a loss on disposal of fixed assets of $222,000. The charge represented the book value of certain leasehold improvements and equipment related to the Company's restaurant in Indianapolis,
IN, a leased site. In late fiscal 1999, the site incurred certain structural damage in the kitchen. The Company closed the site, pending repair of the damage. In March 2000, the Company reached an agreement with the site's landlord, wherein the landlord refunded the prior three months' rent to the
Company, the Company removed certain kitchen equipment, supplies, computer equipment and other furniture and fixtures, and the lease was terminated without any further liability or obligation to the Company. At the time of the agreement, the book value of the leasehold improvements and equipment was approximately $277,000. The Company removed items with a net book value of approximately $55,000 from the premises. Accordingly, the Company recorded a loss on disposal of $222,000 in March 2000. The Company received no proceeds for the items disposed.

(Benefit) provision for income taxes
------------------------------------
The (benefit) provision for income taxes for the three months ended April 2,
2000, and April 4, 1999, as a percentage of (loss) income before taxes was
35.2% and 30.0%, respectively. The change in the effective tax rate in the current year is primarily due to an increase in the benefit from the FICA Tip
Credit as a result of lower taxable income during the comparable periods.

Interest expense
----------------
Net interest expense for the first quarter of 2000 was $1,867,000 as compared to $1,604,000 in the first quarter of 1999. The increase of  $263,000 is due to an increase in the amounts drawn against the Company's revolving line of credit, as well as an increase in the interest rate on the Company's variable rate LIBOR-based debt, which includes the revolving line of credit.





Liquidity and Capital Resources

The Company's operations are subject to factors outside its control. Any one, or combination of these factors could materially affect the results of the Company's operations. These factors include: (a) changes in the general economic conditions in the United States, (b) changes in prevailing interest rates, (c) changes in the availability and cost of raw materials and labor, (d) changes in the availability of capital resources necessary to complete the Company's expansion plans, (e) changes in Federal and State regulations or interpretations of existing legislation, especially concerning taxes, labor and alcoholic beverages, (f) changes in the level of competition from current competitors and potential new competition, and (g) changes in the level of consumer spending and customer preferences. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those anticipated results described in those forward-looking statements.
Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

The Company's principal capital requirements are for working capital, new restaurant openings and improvements to existing restaurants. The majority of the Company's financing for operations, expansion and working capital is provided by internally generated cash flows from operations and amounts available under the Revolver (defined below).

During 1998, the Company entered into a new term loan agreement with NationsBank of Tennessee and First Union National Bank (the "Term Loan") and a term loan with the CIT/Equipment Financing Group, Inc. (collectively the "Lenders") in conjunction with its repurchase of common stock pursuant to the Tender Offer (the "Offer") which was completed on October 5, 1998. The Company borrowed $70,500,000 under the two term loan agreements with the Lenders, and established a $10,000,000 Revolving Line of Credit (the "Revolver") with
NationsBank of Tennessee. In December 1999, the amount available under the Revolver was increased to $13,500,000. Of the $70,500,000 in term loans, $30,000,000 was with NationsBank of Tennessee, $22,500,000 was with First Union
National Bank, and $18,000,000 was with the CIT/Equipment Financing Group, Inc.
As of April 2, 2000, the Company had borrowed $12,000,000 against the Revolver and the outstanding balance of the Term Loans was approximately $63,264,000.
Repayments of principal and interest on these loans are expected to be financed through normal operating cash flows generated by the Company.

During the three months ended April 2, 2000, the Company opened one additional unit. Capital expenditures for the new restaurant, as well as the refurbishing and remodeling of existing units totaled $759,000 for the three months ended
April 2, 2000, and were funded by cash flows of $1,739,000 from operations. The
Company intends to open one additional restaurant in 2000 for a total of 2 new restaurants. Total cash expenditures for the 2000 expansion are estimated to be approximately $2 million. The Company believes that cash flows from operations together with available borrowings under the Revolver will be sufficient to fund the planned expansion, ongoing maintenance and remodeling of existing restaurants as well as other working capital requirements.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risk. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At April 2, 2000, the Company was a party to an interest rate swap agreement with a termination date of September 28, 2001. Per the terms of the agreement, the Registrant pays 6.25% on $27,500,000 of it's total LIBOR-based floating rate debt, and receives LIBOR from the counterparty. The fair value of the interest swap agreement approximated $210,000 at April 27, 2000.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

In 1994, the board of directors approved a guaranty by us of a loan of $5,000,000 to G. Arthur Seelbinder, the former Chairman of the Board and a current Director, and his wife. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank").
The loan was secured by 323,007 common stock owned by Mr. Seelbinder and a cash deposit from us of approximately $3,000,000. The term of the loan and the guaranty were extended until March 1, 2000, at which time the loan matured. As of March 1, 2000 the balance of the loan was $3,753,397.




On March 8, 2000, the Bank sold Mr. Seelbinder's stock for $666,202 in a private transaction, and applied this amount to the loan. The remaining balance of the loan of $3,087,195 was funded by us as a result of our guaranty. At that time, the Company had already deposited approximately $3,047,000 in a restricted account with the Bank. In addition to any rights we have to collect from Mr. Seelbinder as the Bank's successors, any amount due to Mr. Seelbinder under the settlement agreement we entered into with him when he stepped down as Chairman and chief executive officer are to be paid to us and applied to the amounts we paid on account of the guaranty. Our liability under the guaranty was fully provided for between our existing cash deposit and amounts offset against the settlement agreement. The payments we made should not have any adverse consequences on our operations or financial statements.

Year 2000

In conjunction with the Company's efforts to ensure that its information and non-information technology systems were Year 2000 compliant, the Company continues to monitor its systems and those of its vendors and suppliers for any unanticipated Year 2000 issues that may not yet have manifested. To date, no material issues have arisen. The Company incurred costs of approximately
$25,000 in its Year 2000 compliance endeavors, all of which were incurred in fiscal 1999.

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





Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has performed a sensitivity analysis on its fixed and floating long term debt at April 2, 2000. The results of this sensitivity analysis indicated that there has been no substantial change in the analysis as performed at the end of the fiscal year ended January 2, 2000.


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

The case of Burnette, et al. v. Cooker Restaurant Corporation was filed in the United States District Court, Middle District of Florida, Tampa Division, on
March 26, 1999. Plaintiffs allege violations of the wage and hour laws of the Fair Labor Standards Act with respect to themselves and all others similarly situated. Plaintiffs seek overtime pay, back pay, and attorneys fees. No specific monetary damages have been alleged in the complaint. Plaintiffs have filed a motion to facilitate notice of the lawsuit to all current and previous employees (for a period of three years prior to the filing of the lawsuit) to allow them to join the lawsuit as plaintiffs. Cooker has vigorously opposed the sending of notice and continues to vigorously defend the lawsuit, but there can be no assurance that it will ultimately prevail.

On September 17, 1999, certain of the plaintiffs in the Burnette action described above, as well as other plaintiffs, filed a class action in the United States District Court, Middle District of Florida, entitled Clemmons, et al. V. Cooker Restaurant Corporation. Plaintiffs allege that Cooker has discriminated on the basis of race in the hiring and promotion of employees.
Plaintiffs seek injunctive relief, attorneys fees, back pay and lost benefits, and reinstatement. No specific monetary damages have been alleged in the complaint. No class has been certified and the case is still in its preliminary stage. Discovery in this case is ongoing. A motion to dismiss the complaint is pending. Cooker intends to vigorously defend the lawsuit, but there can be no assurance that it will ultimately prevail.

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

None

Item 5.  Other Information.

None




Item 6.  Exhibits and Reports on Form 8-K.

(a)      The following exhibits are filed as part of this report.

27.      Financial Data Schedules.

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).

(b)      Reports on Form 8-K during the fiscal quarter ended April 2, 2000

Report on Form 8-K dated January 19, 2000 reporting an Item 5 event.





                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOKER RESTAURANT CORPORATION
(The "Registrant")

Date: May 17, 2000
By:_/s/  Henry R. Hillenmeyer______
   Henry R. Hillenmeyer
   Chairman of the Board of Directors,
   Chief Executive Officer, and Director
   (principal executive officer and duly authorized officer)

By:_/s/  Mark W. Mikosz__________
   Mark W. Mikosz
   Vice President - Chief Financial Officer
   (principal financial and accounting officer)





-----------------------------------------------------------------------------
-----------------------------------------------------------------------------






                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                       ________________________



                    COOKER RESTAURANT CORPORATION



                       ________________________


                      FORM 10-Q QUARTERLY REPORT

                     FOR THE FISCAL QUARTER ENDED:

                           APRIL 2, 2000


                      _________________________


                             EXHIBITS


                     _________________________







-----------------------------------------------------------------------------
-----------------------------------------------------------------------------




Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).


Exhibit 27.1

