Form 10-Q
period 2000-07-02
COOKER RESTAURANT CORP /OH/
filed 2000-08-16
CIK 832412

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                            ____________________

                                 Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended July 2, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from _________ to _________

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


Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

               [X]                                        [ ]
               Yes                                         No


              5,986,000 Common Shares, without par value
       (number of common shares outstanding as of the close of
                    business on August 16, 2000)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                       COOKER RESTAURANT CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)
                              (In Thousands)

                                              July 2,         January 2,
                                               2000             2000
                                            ----------        ----------
                     ASSETS

Current Assets:
  Cash and cash equivalents                 $    1,331         $   1,428
  Inventory                                      1,378             1,326
  Land held for sale                                77                67
  Income Taxes Receivable                        1,586               675
  Prepaid and other current assets                 665             1,402
                                            ----------        ----------
         Total current assets                    5,037             4,898

  Property and equipment                       135,688           138,644
  Restricted Cash                                 -                2,919
  Other Assets                                   2,846             2,837
                                            ----------        ----------

Total assets                                $  143,571        $  149,298
                                            ==========        ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt      $   74,892        $    6,858
  Accounts payable                               3,173             4,154
  Accrued liabilities                            7,449             8,773
  Reserve for loan guaranty loss                  -                2,454
                                            ----------        ----------
         Total current liabilities              85,514            22,239

Long-term debt                                  12,547            81,097
Deferred income taxes                            1,048             1,048
Other liabilities                                  512               125
                                            ----------        ----------
         Total liabilities                  $   99,621        $  104,509
                                            ----------        ----------

Shareholders' equity:
  Common shares-without par value:
    authorized 30,000,000 shares; issued
    10,548,000 at July 2, 2000 and
    January 2, 2000                             62,211            62,211
  Retained earnings                             30,168            31,007
  Treasury stock, at cost, 4,562,000
    shares at July 2, 2000 and
    January 2, 2000                            (48,429)          (48,429)
                                            ----------        ----------
         Total shareholders' equity             43,950            44,789

Commitments and contingencies
                                            ----------        ----------
Total liabilities and shareholders'
  equity                                    $  143,571        $  149,298
                                            ==========        ==========




See accompanying notes to condensed consolidated financial statements

                      COOKER RESTAURANT CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)
                   (In Thousands Except Per Share Data)



                                           Three Months Ended            Six Months Ended
                                        July 2,         July 4,         July 2,        July 4,
                                         2000            1999            2000           1999
                                       ---------       ---------       ---------      ---------

Sales                                  $  36,573       $  38,738       $  75,114      $  80,928
                                       ---------       ---------       ---------      ---------
Cost of Sales:
  Food and beverage                       10,622          10,965          21,649         22,876
  Labor                                   13,807          13,635          28,019         28,469
  Restaurant operating expenses            7,664           6,702          15,129         14,330
  Restaurant depreciation                  1,531           1,660           3,162          3,293
  General and administrative               2,067           2,468           4,580          5,490
  Gain on severance recovery                -               -               (810)          -
  Loss on loan guaranty                     -               -                633           -
  Loss on disposal of fixed assets          -               -                222           -
  Interest expense, net                    1,934           1,551           3,801          3,155
                                       ---------       ---------       ---------      ---------
                                          37,625          36,981          76,385         77,613

(Loss) income before income taxes         (1,052)          1,757          (1,271)         3,315

(Benefit) provision for income taxes        (368)            528            (445)           995
                                       ---------       ---------       ---------      ---------

Net (loss) income                      $    (684)      $   1,229       $    (826)     $   2,320
                                       =========       =========       =========      =========

Basic (loss) earnings per share        $   (0.11)      $    0.21       $   (0.14)     $    0.38
                                       =========       =========       =========      =========

Diluted (loss) earnings per share      $   (0.11)      $    0.20       $   (0.14)     $    0.38
                                       =========       =========       =========      =========
Weighted average number of common
  shares outstanding - basic               5,986           5,986           5,986          6,036
                                       =========       =========       =========      =========

Weighted average number of common
  shares outstanding - diluted             5,986           6,064           5,986          6,142
                                       =========       =========       =========      =========




See accompanying notes to condensed consolidated financial statements

                       COOKER RESTAURANT CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                             (In Thousands)


                                                             Six Months Ended
                                                       July 2,              July 4,
                                                         2000                 1999
                                                     -----------          -----------
Cash flows from operating activities:
  Net (loss) income                                  $      (826)         $     2,320
  Adjustments to reconcile net (loss) income
   to net cash provided by operating activities:
      Depreciation and amortization                        3,434                3,550
      Loss on loan guaranty                                  633                 -
      Deferred income taxes                                 -                     (60)
      Loss on disposal of property                           222                    4
      Increase in current assets                            (236)                (248)
      (Increase) decrease in other assets                     (9)                  60
      Decrease in current liabilities                     (2,305)              (1,120)
      Increase (decrease) in other  liabilities              436                 (297)
                                                     -----------          -----------
         Net cash provided by operating activities         1,349                4,209
                                                     -----------          -----------
Cash flows from investing activities:
  Purchases of property and equipment                       (938)              (5,111)
  Proceeds from sale of property and equipment               198                3,085
  Restricted cash deposits                                  (141)                (222)
                                                     -----------          -----------
         Net cash used in investing activities              (881)              (2,248)
                                                     -----------          -----------
Cash flows from financing activities:
  Proceeds from borrowings                                10,250               14,250
  Repayments of borrowings                               (10,748)             (14,591)
  Redemption of debentures                                   (18)                 (25)
  Exercise of stock options                                 -                      49
  Purchases of treasury stock                               -                  (1,365)
  Capital lease obligations                                  (49)                 (93)
  Dividends paid                                            -                    (614)
                                                     -----------          -----------
         Net cash used in financing activities              (565)              (2,389)
                                                     -----------          -----------
Net decrease in cash and cash equivalents                    (97)                (428)

Cash and cash equivalents, at beginning
  of period                                                1,428                2,520
                                                     -----------          -----------
Cash and cash equivalents, at end of period          $     1,331          $     2,092
                                                     ===========          ===========


See accompanying notes to condensed consolidated financial statements

                    COOKER RESTAURANT CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Cooker Restaurant Corporation and subsidiaries (the "Company"), after elimination of intercompany accounts and transactions, at July 2, 2000, and the statements of income and cash flows for the three and six months ended July 2, 2000. The results of operations for the three and six months ended July 2, 2000, are not necessarily indicative of the operating results expected for the fiscal year ended December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended January 2, 2000.

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.


Note 2:  Earnings Per Share

The difference between the basic and diluted weighted-average number of shares outstanding for the three and six months ended
July 4, 1999, represents the dilutive effect of certain stock options.

Convertible subordinated debentures outstanding as of July 2, 2000 are convertible into 581,890 shares of common stock at $21.5625 per share and are due October 2002. These were not included in the computation of diluted Earnings Per Share ("EPS") for the three or six months ended July 2, 2000, as the inclusion of shares into which the subordinated debentures are convertible would be antidilutive.

Options to purchase 1,365,602 shares at prices ranging from $2.625 to $17.75 per share were outstanding for the six months ended July 2, 2000, but were not included in the computation of diluted EPS because, due to the net loss incurred for the period, the inclusion of stock options would be antidilutive. The options expire between January 2001 and January 2010.

Options to purchase 597,642 shares at prices ranging from $6.50 to $21.75 per share were outstanding for the six months ended July 4, 1999, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the six months ended July 4, 1999. The options expire between October 1999 and May 2008.


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

The fair value of the interest rate swap agreement approximated
$230,000 at July 2, 2000.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

Note 5:  Loss on loan guaranty

During the third quarter of 1999, the Company recorded a reserve for loan guaranty loss of $2,454,000. In 1994, the board of directors approved a guaranty by us of a loan of $5,000,000 to G. Arthur Seelbinder, the former Chairman of the Board and a current Director, and his wife. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). The loan was secured by 323,007 common shares owned by Mr. Seelbinder and a cash deposit from the Company of approximately $3,000,000. The term of the loan and the guaranty were extended until March 1, 2000, at which time the loan matured. As of March 1, 2000 the balance of the loan was $3,753,397. On March 8, 2000, the Bank sold Mr. Seelbinder's stock for $666,202 in a private transaction and applied this amount to the loan. The remaining balance of the loan of $3,087,195 was funded by the Company as a result of its guaranty. Accordingly, in the first quarter of 2000 the Company recorded an additional loss on the guaranty of approximately $633,000, the difference between the amount due the Bank and the reserve previously recorded. In addition to any rights the Company has as the Bank's successors to collect from Mr. Seelbinder, any amounts due to Mr. Seelbinder under the settlement agreement the Company entered into with him when he stepped down as Chairman and Chief Executive Officer are to be paid to the Company and applied to the amounts the Company paid pursuant to the guaranty. See note 6.


Note 6:  Severance recovery

During the third quarter of 1999, the Company recorded severance charges of $1,300,000. These charges represented an accrual for the severance agreement reached between the Company and its former Chairman and Chief Executive Officer, G. Arthur Seelbinder. The amounts granted to Mr. Seelbinder in conjunction with this agreement represented amounts to be paid for past services rendered to the Company, and therefore the Company accrued for the full amount of the severance package during the third quarter of 1999. Of the amount charged, $212,000 represented the write-off of certain amounts owed to the Company by Mr. Seelbinder and $1,088,000 represented payments to be received by Mr. Seelbinder in conjunction with his severance agreement.

On March 8, 2000, the date the Company was called upon by the Bank to honor its guaranty (see Note 5), the balance of the severance liability to Mr. Seelbinder was approximately $910,000. In accordance with the agreement with Mr. Seelbinder, a portion of this amount, less certain amounts representing federal withholding liabilities, were applied to the amounts owed to the Company as a result of its guaranty. Certain other amounts were forfeited but not applied to the amount owed to the Company. As a result, approximately $810,000 in accrued severance liabilities was forfeited by Mr. Seelbinder, with a portion thereof applied to the guaranty amount.


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

Note 8:  Contingencies

The case of Burnette, et al. v. Cooker Restaurant Corporation was filed in the United States District Court, Middle District of Florida, Tampa Division, on March 26, 1999. Plaintiffs allege violations of the wage and hour laws of the Fair Labor Standards Act with respect to themselves and all others similarly situated. The FLSA action is a collective action and, as of this date, approximately 80 Plaintiffs have consented to join the action. Plaintiffs allege they were not paid appropriately for all hours worked. Plaintiffs seek overtime pay, back pay, and attorneys fees. The plaintiffs have alleged monetary damages of approximately $1.5 million representing back wages. Plaintiffs have filed a motion to facilitate notice of the lawsuit to all current and previous employees (for a period of three years prior to the filing of the lawsuit) to allow them to join the lawsuit as plaintiffs. Cooker intends to vigorously oppose the sending of notice and vigorously defend the lawsuit, but there can be no assurance that it will ultimately prevail. At this time, the parties have agreed to enter into a stay of the litigation through and including October 1, 2000, to explore the possibility of resolving the litigation amicably.

On September 17, 1999, certain of the plaintiffs in the Burnette action described above, as well as other plaintiffs, filed a class action in the United States District Court, Middle District of Florida, entitled Clemmons et al. v. Cooker Restaurant Corporation. Plaintiffs allege that Cooker has discriminated on the basis of race in the hiring, promotion, compensation, and terms and conditions of employment. Plaintiffs' original complaint seeks injunctive relief, attorneys fees, back pay and lost benefits, reinstatement, and punitive damages. No specific monetary damages have been alleged. Plaintiffs have filed a motion for leave to file an amended complaint in which they seek to: (1) drop two named plaintiffs; (2) add three new plaintiffs;
(3) add additional defendants consisting of past and present individual corporate officials of Cooker; and (4) recover compensatory damages. Cooker has opposed the filing of an amended complaint. Plaintiffs have filed a motion for class certification, and Cooker has filed a memorandum in opposition. The Court has yet to rule on the foregoing matters. A motion to dismiss Plaintiffs' original complaint is also pending. Cooker intends to vigorously defend the lawsuit, but there can be no assurance that it will ultimately prevail.


Note 9:  Subsequent Events

For the quarter ended July 2, 2000, the Company was not in compliance with certain covenants pertaining to its term debt with the CIT Group ("CIT"). The Company did not receive a waiver from CIT to cure the July 2, 2000 non-compliance. The Company is in negotiations to amend the covenants for future periods. The Company is current on its payment obligations to CIT. Because the Company did not receive a waiver from CIT for the non-compliance at July 2, 2000 or for future periods, and because the negotiations pertaining to future covenants are not complete as of the date of this filing, our obligation to CIT has been reclassified as a current liability.

For the quarter ended July 2, 2000, the Company also was not in compliance with certain covenants pertaining to its debt with Bank of America and First Union National Bank (collectively, the "Term Lenders"). In addition to not being in compliance with certain covenants, the Company did not make its full (interest and principal) payment due on July 3, 2000 and it did not make any of its interest or principal payment due August 1, 2000. The Company has not received a waiver from the Term Lenders to cure the non-compliance at July 2, 2000. Accordingly, the Company has reclassified the obligation to the Term Lenders as current for the quarter ended July 2, 2000. The Company has also not received a waiver from the Term Lenders to cure the non-compliance at August 1, 2000. The Company has retained an independent third party to assist the Company in obtaining other long term financing intended to replace its current debt agreement with the Term Lenders.

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


                    COOKER RESTAURANT CORPORATION
                     RESULTS OF OPERATIONS
                          (UNAUDITED)



                                           Three Months Ended              Six Months Ended
                                          July 2,         July 4,         July 2,         July 4,
                                           2000            1999            2000            1999
                                         --------        --------        --------        --------
Sales                                      100.0%          100.0%          100.0%          100.0%

Cost of Sales:
  Food and beverage                         29.0%           28.3%           28.8%           28.3%
  Labor                                     37.8%           35.2%           37.3%           35.2%
  Restaurant operating expenses             21.0%           17.3%           20.2%           17.7%
  Restaurant depreciation                    4.2%            4.3%            4.2%            4.0%
  General and administrative                 5.6%            6.4%            6.1%            6.8%
  Gain on severance recovery                 0.0%            0.0%           -1.1%            0.0%
  Loss on loan guaranty                      0.0%            0.0%            0.8%            0.0%
  Loss on disposal of fixed assets           0.0%            0.0%            0.3%            0.0%
  Interest expense, net                      5.3%            4.0%            5.1%            3.9%
                                         --------        --------        --------        --------
                                           102.9%           95.5%          101.7%           95.9%

(Loss) income before income taxes           (2.9%)           4.5%           (1.7%)           4.1%

(Benefit) provision for income taxes        (1.0%)           1.4%           (0.6%)           1.2%
                                         --------        --------        --------        --------
Net (loss) income                           (1.9%)           3.1%           (1.1%)           2.9%
                                         ========        ========        ========        ========



Sales
-----
Sales for the second quarter of fiscal 2000 decreased 5.6%, or $2,165,000, to $36,573,000 compared to sales of $38,738,000 for the second quarter of fiscal 1999. For the six months ended July 2, 2000, sales decreased 7.2%, or $5,814,000, to $75,114,000 compared to sales of $80,928,000 for the six months ended July 4, 1999. The decrease for the three and six months ended July 2, 2000 is due to a decrease in the number of restaurants operating during the comparable periods as well as a decrease in the number of guests at the restaurants. In the second half of 1999, the Company closed six restaurants and opened four new restaurants, for a net decrease of two restaurants in the current operating period. The Company opened one new restaurant during the first quarter of fiscal 2000. Same store sales were down 5.6% and 7.0% for the three and six months ended July 2, 2000, respectively. The average check for the second quarter was $11.87, up .8% from the average check for the second quarter of 1999.

Food and beverage
-----------------
The cost of food and beverage for the three months ended July 2, 2000 was $10,622,000 as compared to $10,965,000 for the three months ended July 4, 1999. The decrease of $343,000 is primarily due to decreased sales for the quarter compared to the same period last year. As a percentage of sales, the cost of food and beverage was 29.0% for the three months ended July 2, 2000, as compared to 28.3% for the three months ended July 4, 1999. The increase in 2000 is due primarily to increased prices for produce and beef, offset slightly by a decrease in prices for poultry.
The increase in certain food costs was primarily a result of an industry supply problem which occurred when one of the industry's major suppliers filed for bankruptcy. As a result of the disruption in scheduled deliveries, certain items were purchased
from other outside sources, leading to an increase in costs. 	The
cost of food and beverage for the six months ended July 2, 2000 was $21,649,000 as compared to $22,876,000 for the six months ended July 4, 1999. The decrease of $1,227,000 is primarily due to decreased sales for the current six month period as compared to last year. As a percentage of sales, the cost of food and beverage was 28.8% for the six months ended July 2, 2000, as compared to 28.3% for the six months ended July 4, 1999. The increase in 2000 is due primarily to increased prices as well as the industry supply problem noted above which necessitated certain purchases from other outside sources at less favorable prices.

Labor
-----
Labor costs for the three months ended July 2, 2000 were $13,807,000 as compared to $13,635,000 for the three months ended July 4, 1999. The increase of $172,000 is primarily due to an increase in crew costs of $91,000 as the Company continues its focus on increasing staffing levels and providing better guest service, and an increase in benefits and taxes of $211,000, mainly due to increased payroll taxes, offset by decreased manager costs of $130,000 due to a decrease in the number of operating stores in the comparable periods. Labor costs as a percentage of sales for the three months ended July 2, 2000 were 37.8% as compared to 35.2% for the three months ended July 4, 1999. The percentage increase is due primarily to decreased same-store sales for the quarter as well as increased staffing levels at our restaurants. Labor costs for the six months ended July 2, 2000 were $28,019,000 as compared to $28,469,000 for the six months ended July 4, 1999. The decrease of $450,000 is primarily due to a decrease in the number of operating restaurants in the comparable periods. Crew labor decreased $358,000, management labor decreased $197,000 and taxes and benefits increased $105,000. Labor costs as a percentage of sales for the six months ended July 2, 2000 were 37.3% as compared to 35.2% for the six months ended July 4, 1999. The percentage increase is due primarily to decreased same-store sales for the quarter as well as increased staffing levels at our restaurants.

Restaurant operating expenses
-----------------------------
Restaurant operating expenses for the three months ended July 2, 2000 were $7,664,000 as compared to $6,702,000 for the three months ended July 4, 1999. The increase of $962,000 was primarily due to an increase in public relations and promotions of $217,000, an increase of $165,000 in repairs and maintenance, and an increase in occupancy costs of $539,000. Restaurant operating expenses as a percentage of sales for the three months ended July 2, 2000, were 21.0%, as compared to 17.3% for the comparable period in the prior year. The increase in percentage terms is due mainly to decreased sales in the current period. Restaurant operating expenses for the six months ended July 2, 2000 were $15,129,000 as compared to $14,330,000 for the six months ended July 4, 1999. The increase of $799,000 was primarily due to an increase of $141,000 in public relations, an increase of $191,000 in repairs and maintenance, and an increase in occupancy costs of $651,000, offset by decreases in courier costs of $175,000, paper supplies of $106,000 and contract services of $111,000. Restaurant operating expenses as a percentage of sales for the six months ended July 2, 2000, were 20.2%, as compared to 17.7% for the comparable period in the prior year. The increase in percentage terms is due mainly to decreased sales in the current period.

Restaurant depreciation
-----------------------
Restaurant depreciation expense for the three months ended July 2, 2000 was $1,531,000, as compared to $1,660,000 for the three months ended July 4, 1999. Restaurant depreciation expense for the six months ended July 2, 2000 was $3,162,000, as compared to $3,293,000 for the six months ended July 4, 1999. The decrease of $129,000 and $131,000 for the three and six months ended July 2, 2000, respectively, are due primarily to the closing of 6 restaurants in the second half of 1999, offset slightly by the opening of 4 new restaurants since the end of the second quarter of 1999. Additionally, depreciation expense on certain units decreased as a result of impairment charges recorded on those sites in the third quarter of fiscal 1999.

General and administrative expenses
-----------------------------------
General and administrative expenses for the three months ended July 2, 2000 were $2,067,000 as compared to $2,468,000 for the three months ended July 4, 1999. The decrease of $401,000 is due primarily to decreases in marketing costs of $430,000, travel expenses of $45,000 and other outside services of $29,000, offset by increases in salaries and wages of $76,000 and legal expenses of $59,000. General and administrative expenses for the six months ended July 2, 2000 were $4,580,000 as compared to $5,490,000 for the six months ended July 4, 1999. The decrease of $910,000 is due primarily to decreases in salaries and wages of $329,000, marketing costs of $199,000, travel expenses of $73,000, audit tax and consultant expenses of $83,000, preopening expenses of $71,000 and other miscellaneous income of $400,000, primarily due to the realization of a tax benefit for fiscal 1999 as a result of the FICA Tip Credit, offset by an increase in legal costs of $239,000.

Gain on severance recovery
--------------------------
For the six months ended July 2, 2000, the Company recorded a gain on severance recovery of $810,000, all of which was recorded during the first quarter of 2000. During the third quarter of 1999, the Company recorded severance charges of $1,300,000. These charges represented an accrual for the severance agreement reached between the Company and its former Chairman and Chief Executive Officer, G. Arthur Seelbinder. The amounts were for past services rendered to the Company, and therefore the Company accrued for the full amount of the severance package during the third quarter. Of the amount charged, $212,000 represented the write-off of certain amounts owed to the Company by Mr. Seelbinder and $1,088,000 represented payments to be received by Mr. Seelbinder in conjunction with his severance agreement.

On March 8, 2000, the Company was called upon by the Bank to honor its guaranty of Mr. Seelbinder's loan as described in Note 5 to the financial statements. On that date, the balance of the severance liability to Mr. Seelbinder was approximately $910,000. In accordance with the agreement with Mr. Seelbinder, a portion of this amount, less certain amounts representing federal withholding liabilities, were applied to the amounts owed by him to the Company as a result of the Company's payment under the guaranty. Certain other amounts were forfeited but not applied to the amount due to the Company. As a result, approximately $810,000 in accrued severance liabilities was forfeited by Mr. Seelbinder, with a portion thereof applied to the guaranty amount.

Loss on loan guaranty
---------------------
For the six months ended July 2, 2000, the Company recorded a loss on loan guaranty of $633,000, all of which was recorded during the first quarter of 2000. In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder, the former Chairman of the Board and a current Director, and his wife. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). The loan was secured by 323,007 common stock owned by Mr. Seelbinder and a cash deposit from the Company of approximately $3,000,000. The term of the loan and the guaranty were extended until March 1, 2000, at which time the loan matured. As of March 1, 2000 the balance of the loan was $3,753,397. On March 8, 2000, the Bank sold Mr. Seelbinder's stock for $666,202 in a private transaction, and applied this amount to the loan. The remaining balance of the loan of $3,087,195 was funded by the Company as a result of its guaranty. Accordingly, the Company recorded an additional loss on the guaranty of approximately $633,000, the difference between the amount due the Bank, and the $2,454,000 reserve previously recorded.

Loss on disposal of fixed assets
--------------------------------
In the six months ended July 2, 2000, the Company recorded a loss on disposal of fixed assets of $222,000, all of which was recorded in the first quarter of 2000. The charge represented the book value of certain leasehold improvements and equipment related to the Company's restaurant in Indianapolis, IN, a leased site. In late fiscal 1999, the site incurred certain structural damage in the kitchen. The Company closed the site, pending repair of the damage. In March 2000, the Company reached an agreement with the site's landlord, wherein the landlord refunded the prior three months' rent to the Company, the Company removed certain kitchen equipment, supplies, computer equipment and other furniture and fixtures, and the lease was terminated without any further liability or obligation to the Company. At the time of the agreement, the book value of the leasehold improvements and equipment was approximately $277,000. The Company removed items with a net book value of approximately $55,000 from the premises. Accordingly, the Company recorded a loss on disposal of $222,000 in March 2000. The Company received no proceeds for the items disposed.

(Benefit) provision for income taxes
------------------------------------
The (benefit) provision for income taxes for the three months ended July 2, 2000, and July 4, 1999, as a percentage of (loss) income before taxes was 35.0% and 30.0%, respectively. The (benefit) provision for income taxes for the six months ended July 2, 2000, and July 4, 1999, as a percentage of (loss) income before taxes was 35.0% and 30.0%, respectively. The change in the effective tax rate in the current year is primarily due to an increase in the benefit from the FICA Tip Credit as a result of lower taxable income during the comparable periods.

Interest expense
----------------
Net interest expense for the three months ended July 2, 2000 was $1,934,000 as compared to $1,551,000 for the three months ended July 4, 1999. Net interest expense for the six months ended July 2, 2000 was $3,801,000 as compared to $3,155,000 for the six months ended July 4, 1999. The increases of $383,000 and $646,000 for the three and six month periods, respectively, is due to an increase in the amounts drawn against the Company's Revolver (as defined below), as well as an increase in the interest rate on the Company's variable rate LIBOR-based debt, which includes the Revolver.

Liquidity and Capital Resources
-------------------------------
The Company's operations are subject to factors outside its control. Any one, or combination of these factors could materially affect the results of the Company's operations. These factors include: (a) changes in the general economic conditions in the United States, (b) changes in prevailing interest rates,
(c) changes in the availability and cost of raw materials and labor, (d) changes in the availability of capital resources necessary to complete the Company's expansion plans, (e) changes in Federal and State regulations or interpretations of existing legislation, especially concerning taxes, labor and alcoholic beverages, (f) changes in the level of competition from current competitors and potential new competition, and (g) changes in the level of consumer spending and customer preferences. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those anticipated results described in those forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

The Company's principal capital requirements are for working capital, new restaurant openings and improvements to existing restaurants. Historically, the majority of the Company's financing for operations, expansion and working capital has been provided by internally generated cash flows from operations and amounts available under the Revolver (defined below).

During 1998, the Company entered into a new term loan agreement with Bank of America and First Union National Bank (the "Term Loan") and a term loan with the CIT/Equipment Financing Group, Inc. (collectively the "Lenders") in conjunction with its repurchase of common stock pursuant to the Tender Offer (the "Offer") which was completed on October 5, 1998. The Company borrowed $70,500,000 under the two term loan agreements with the Lenders, and established a $10,000,000 Revolving Line of Credit (the "Revolver") with Bank of America. In December 1999, the amount available under the Revolver was increased to $13,500,000. Of the $70,500,000 in term loans, $30,000,000 was with Bank of America, $22,500,000 was with First Union National Bank, and $18,000,000 was with the CIT/Equipment Financing Group, Inc ("CIT"). As of July 2, 2000, the Company had borrowed $13,250,000 against the Revolver and the outstanding balance of the Term Loans was approximately $61,642,000.

During the six months ended July 2, 2000, the Company opened one additional unit. Capital expenditures for the new restaurant, as well as the refurbishing and remodeling of existing units totaled $938,000 for the six months ended July 2, 2000, and were funded by cash flows of $1,349,000 from operations. The Company intends to open one additional restaurant in 2000 for a total of 2 new restaurants. Total cash expenditures for the 2000 expansion are estimated to be approximately $2 million. The Company believes that cash flows from operations together with available borrowings under the Revolver will be sufficient to fund the planned expansion, ongoing maintenance and remodeling of existing restaurants as well as other working capital requirements.

For the three months ended July 2, 2000, cash flows from operations were ($390,000). However, for the six months ended July 2, 2000, cash flows from operations were $1,349,000. As part of its efforts to increase sales, during the six months ended July 2, 2000, the Company focused on increasing staffing levels in an effort to provide better service to our guests. Additionally, the Company focused on maintaining and repairing our restaurants to provide the guests with a satisfying experience at our restaurants. These steps, which are intended to improve guest relations with the long term focus on building sales and cash flows, had a negative effect on short term cash flows. Additionally, historically, second quarter sales are lower than first quarter sales. Further, same store sales for the second quarter were 5.6% below the same quarter last year. This decrease in sales for the current quarter, coupled with higher than normal costs in relation to sales associated with our investment in staffing and operations, resulted in the generation of negative cash flows for the three months ended July 2, 2000.

The decrease in cash flows from operations during the three months ended July 2, 2000 negatively impacted the Company's ability to make its debt payments to Bank of America and First Union (collectively the "Term Lenders") on its Term Loan. The Company paid all but $250,000 of its payment due July 3, 2000, and did not make its payment due on August 1, 2000 to the Term Lenders. The decrease in cash flows also caused the Company to not be in compliance with certain covenants pertaining to its debt with CIT and the Term Lenders. The Company did receive a waiver from CIT pertaining to the non-compliance at July 2, 2000, however the Company did not receive a waiver from CIT pertaining to future periods. The Company is in negotiations with CIT to amend the covenants for future periods. The Company was also not in compliance with certain covenants pertaining to its debt with the Term Lenders at July 2, 2000 or August 1, 2000. The Company did not receive a waiver from the Term Lenders to cure the non-compliance. As a result of these violations, the Company has reclassified its obligations with CIT and the Term Lenders as a current liability at July 2, 2000. The reclassification of these obligations has resulted in a working capital deficit of $80,477,000 at July 2, 2000.

Currently, the Company is exploring alternative financing arrangements with other lenders which would provide the Company with cash on a short term basis, and which would have a longer term to maturity than its current Term Loan. An extension of the term would result in lower monthly debt service payments and would have a positive effect on cash flows. In the event such alternative financing arrangements are not completed in a timely manner, the Term Lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. In the event the Term Lenders exercise their right to accelerate the obligations under the Term Loan, such acceleration would have a material adverse effect on the Company, its operations and financial condition. Further, the Company is in the process of beginning the roll out of a new menu which is expected to be available in all of our locations prior to the end of the fourth quarter of fiscal 2000. The menu features new recipes, new presentations and larger portions, as well as new items. The Company believes that the changes to the menu, as well as the focus on guest service, will have the impact of increasing sales and operating margins, as well as operating cash flows.

In addition, the Company has signed leases with independent third parties on two properties it owns. The stores located on those properties were closed in fiscal 1999. The Company will begin to receive monthly rental payments in the third quarter 2000 on both properties. The Company also has subleased a closed leased site to an independent third party. The Company continues to explore sale or lease arrangements on other closed store properties. Successful sale or lease arrangements on these properties will generate cash inflows either through cash proceeds from sales, or monthly rental payments during the term of the lease.

There can be no assurance that the steps the Company is taking to increase sales will have the desired effect. Nor can there be any assurance that the Company's efforts to secure alternative financing or to sell or lease closed store properties will be successful. In the event that such financing is not completed, such sales or lease arrangements are not closed, or that sales do not increase, the Company may continue to experience negative cash flows in the future.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risk.
Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At July 2, 2000, the Company was a party to an interest rate swap agreement with a termination date of September 28, 2001. Per the terms of the agreement, the Company pays 6.25% on $27,500,000 of it's total LIBOR-based floating rate debt, and receives LIBOR from the counterparty. The fair value of the interest swap agreement approximated $230,000 at July 2, 2000.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

In 1994, the board of directors approved a guaranty by us of a loan of $5,000,000 to G. Arthur Seelbinder, the former Chairman of the Board and a current Director, and his wife. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). The loan was secured by 323,007 common stock owned by Mr. Seelbinder and a cash deposit from the Company of approximately $3,000,000. The term of the loan and the guaranty were extended until March 1, 2000, at which time the loan matured. As of March 1, 2000 the balance of the loan was $3,753,397.

On March 8, 2000, the Bank sold Mr. Seelbinder's stock for $666,202 in a private transaction, and applied this amount to the loan. The remaining balance of the loan of $3,087,195 was funded by the Company as a result of its guaranty. At that time, the Company had already deposited approximately $3,047,000 in a restricted account with the Bank. In addition to any rights the Company has to collect from Mr. Seelbinder as the Bank's successors, any amount due to Mr. Seelbinder under the settlement agreement the Company entered into with him when he stepped down as Chairman and chief executive officer are to be paid to the Company and applied to the amounts it paid on account of the guaranty. The Company's liability under the guaranty was fully provided for between its existing cash deposit and amounts offset against the settlement agreement. The Company is currently in negotiations with Mr. Seelbinder regarding his repayment of the guaranty amount to the Company.


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


Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk

The Company has performed a sensitivity analysis on its fixed and floating long term debt at July 2, 2000. The results of this sensitivity analysis indicated that there has been no material change in the analysis as performed at the end of the fiscal year ended January 2, 2000.


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

The case of Burnette, et al. v. Cooker Restaurant Corporation was filed in the United States District Court, Middle District of Florida, Tampa Division, on March 26, 1999. Plaintiffs allege violations of the wage and hour laws of the Fair Labor Standards Act with respect to themselves and all others similarly situated. The FLSA action is a collective action and, as of this date, approximately 80 Plaintiffs have consented to join the action. Plaintiffs allege they were not paid appropriately for all hours worked. Plaintiffs seek overtime pay, back pay, and attorneys fees. The plaintiffs have alleged monetary damages of approximately $1.5 million representing back wages. Plaintiffs have filed a motion to facilitate notice of the lawsuit to all current and previous employees (for a period of three years prior to the filing of the lawsuit) to allow them to join the lawsuit as plaintiffs. Cooker intends to vigorously oppose the sending of notice and vigorously defend the lawsuit, but there can be no assurance that it will ultimately prevail. At this time, the parties have agreed to enter into a stay of the litigation through and including October 1, 2000, to explore the possibility of resolving the litigation amicably.

On September 17, 1999, certain of the plaintiffs in the Burnette action described above, as well as other plaintiffs, filed a class action in the United States District Court, Middle District of Florida, entitled Clemmons et al. v. Cooker Restaurant Corporation. Plaintiffs allege that Cooker has discriminated on the basis of race in the hiring, promotion, compensation, and terms and conditions of employment. Plaintiffs' original complaint seeks injunctive relief, attorneys fees, back pay and lost benefits, reinstatement, and punitive damages. No specific monetary damages have been alleged. Plaintiffs have filed a motion for leave to file an amended complaint in which they seek to: (1) drop two named plaintiffs; (2) add three new plaintiffs;
(3) add additional defendants consisting of past and present individual corporate officials of Cooker; and (4) recover compensatory damages. Cooker has opposed the filing of an amended complaint. Plaintiffs have filed a motion for class certification, and Cooker has filed a memorandum in opposition. The Court has yet to rule on the foregoing matters. A motion to dismiss Plaintiffs' original complaint is also pending. Cooker intends to vigorously defend the lawsuit, but there can be no assurance that it will ultimately prevail.


Item 2.     Changes in Securities and Use of Proceeds.

None.


Item 3.     Defaults Upon Senior Securities

For the quarter ended July 2, 2000, the Company was not in compliance with certain covenants pertaining to its term debt with the CIT Group ("CIT"). The Company did not receive a waiver from CIT to cure the July 2, 2000 non-compliance. The Company is in negotiations to amend the covenants for future periods. The Company is current on its obligation to CIT. Because the Company did not receive a waiver from CIT for the non-compliance at July 2, 2000 or for future periods, and as the negotiations pertaining to future covenants are not complete as of the date of this filing, our obligation to CIT has been reclassified as a current liability.

For the quarter ended July 2, 2000, the Company also was not in compliance with certain covenants pertaining to its debt with Bank of America and First Union National Bank (collectively, the "Term Lenders"). In addition to not being in compliance with certain covenants, the Company did not make its full (interest and principal) payment due on July 3, 2000 and it did not make any of its interest or principal payment due August 1, 2000. The Company has not received a waiver from the Term Lenders to cure the non-compliance at July 2, 2000. Accordingly, the Company has reclassified the obligation to the Term Lenders as current for the quarter ended July 2, 2000. The Company has also not received a waiver from the Term Lenders to cure the non-compliance at August 1, 2000. The Company has retained an independent third party to assist the Company in obtaining other long term financing intended to replace its current debt agreement with the Term Lenders.


Item 4.     Submission of Matters to a Vote of Security Holders.

The Company conducted its 2000 Annual Shareholders' Meeting on
May 1, 2000. The matters voted on and the results of the items submitted to a vote of the shareholders are stated below:

Election of three directors for a term of three years to the Board of Directors:

   Director Nominee       Votes Cast For     Votes Withheld

   Glenn W. Cockburn        4,933,418           33,507
   David T. Kollat          4,928,879           38,046
   Harvey M. Palash         4,932,476           34,449

The names of the directors whose term of office as a director continued after the meeting are: Henry R. Hillenmeyer, William
L. Jackson, Shannon LeRoy, Brad Saltz, Robin V. Holderman, and
G. Arthur Seelbinder.

Approval of the 2000 Non-Employee Director Stock Option Plan

   Votes Cast For       Votes Cast Against   Votes Withheld

     4,474,273                81,795           410,857


Item 5.	Other Information.

The Shares of the Company's common stock began trading on the American Stock Exchange ("AMEX") and ceased trading on the New
York Stock Exchange ("NYSE") effective Monday, August 14, 2000.

The shares will continue to be traded on the AMEX under the symbol "CGR."

The Company had been a member of NYSE since May 11, 1994. In September 1999, the NYSE informed the Company that because of the adoption of new guidelines the Company no longer met the NYSE's continued listing requirements of $50 million for both equity and market capitalization.

Item 6.     Exhibits and Reports on Form 8-K.

(a)         The following exhibits are filed as part of this report.

27.         Financial Data Schedules.

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).

(b)         Reports on Form 8-K during the fiscal quarter ended July
            2, 2000

None



                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 COOKER RESTAURANT CORPORATION
                      (The "Registrant")

Date: August 16, 2000



By:_____/s/  Henry R. Hillenmeyer______
   Henry R. Hillenmeyer
   Chairman of the Board of Directors, Chief
   Executive Officer, and Director
   (principal executive officer and duly authorized officer)

By:_____/s/  Mark W. Mikosz___________
   Mark W. Mikosz
   Vice President - Chief Financial Officer
   (principal financial and accounting officer)

_________________________________________________________________
_________________________________________________________________










                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549


                      ________________________



                   COOKER RESTAURANT CORPORATION



                      ________________________


                     FORM 10-Q QUARTERLY REPORT

                    FOR THE FISCAL QUARTER ENDED:

                           JULY 2, 2000


                     _________________________


                            EXHIBITS

                     _________________________







_________________________________________________________________
_________________________________________________________________

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only)