Form 10-Q
period 2000-09-30
COOKER RESTAURANT CORP /OH/
filed 2000-11-15
CIK 832412

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549
                           ____________________

                                Form 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended October 1, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ___________ to ___________

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

                  [X]                         [ ]
                  Yes                          No


              5,986,000 Common Shares, without par value
   (number of common shares outstanding as of the close of business on November 15, 2000)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                    COOKER RESTAURANT CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
                          (In Thousands)


                                                October 1,      January 2,
                                                  2000             2000
                                                ----------      ----------
                   ASSETS

Current Assets:
    Cash and cash equivalents                   $    2,434      $    1,428
    Inventory                                        1,365           1,326
    Land held for sale                               4,669              67
    Income taxes receivable                          2,239             675
    Prepaid and other current assets                   870           1,402
                                                ----------      ----------
           Total current assets                     11,577           4,898

    Property and equipment                         120,502         138,644
    Restricted cash                                   -              2,919
    Other assets                                     6,080           2,837
                                                ----------      ----------
Total assets                                    $  138,159      $  149,298
                                                ==========      ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt        $   74,375      $    6,858
    Accounts payable                                 3,275           4,154
    Accrued liabilities                             10,126           8,773
    Reserve for loan guaranty loss                       -           2,454
                                                ----------      ----------
           Total current liabilities                87,776          22,239

    Long-term debt                                  12,547          81,097
    Deferred income taxes                            1,048           1,048
    Other liabilities                                  723             125
                                                ----------      ----------
           Total liabilities                       102,094         104,509
                                                ----------      ----------

Shareholders' equity:
    Common shares-without par value:
      authorized 30,000,000 shares;
      issued 10,548,000 at October 1, 2000
      and January 2, 2000                           62,211          62,211
    Retained earnings                               22,283          31,007
    Treasury stock, at cost, 4,562,000
      shares at October 1, 2000 and
      January 2, 2000                              (48,429)        (48,429)
                                                ----------      ----------
           Total shareholders' equity               36,065          44,789

Commitments and contingencies                            -               -
                                                ----------      ----------
Total liabilities and shareholders' equity      $  138,159      $  149,298
                                                ==========      ==========



See accompanying notes to condensed consolidated financial statements

                        COOKER RESTAURANT CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                  (In Thousands Except Per Share Data)


                                       Three Months Ended           Nine Months Ended
                                     -----------------------------------------------------
                                     October 1,    October 3,     October 1,    October 3,
                                       2000           1999           2000          1999
                                     ----------    ----------     ----------    ----------

Sales                                $   35,845    $   36,713     $  110,958    $  117,641
                                     ----------    ----------     ----------    ----------
Cost of Sales:
  Food and beverage                      10,624        10,508         32,273        33,384
  Labor                                  13,800        13,267         41,819        41,736
  Restaurant operating expenses           7,908         7,089         23,038        21,418
  Restaurant depreciation                 1,503         1,660          4,664         4,953
  General and administrative              2,621         3,894          7,200         9,384
  Impairment of long-lived assets         9,334         3,058          9,334         3,058
  Closed store charges                        -           150              -           150
  Severance charges                           -         1,300              -         1,300
  Gain on severance recovery                  -             -           (810)            -
  Loss on loan guaranty                       -         2,454            633         2,454
  Loss on disposal of fixed assets            -             -            222             -
  Interest expense, net                   2,184         1,685          5,986         4,840
                                     ----------    ----------     ----------    ----------
                                         47,974        45,065        124,359       122,677
                                     ----------    ----------     ----------    ----------

Loss before income taxes                (12,129)       (8,352)       (13,401)       (5,036)

Income tax benefit                       (4,245)       (2,756)        (4,690)       (1,760)
                                     ----------    ----------     ----------    ----------
Net loss                             $   (7,884)   $   (5,596)    $   (8,711)   $   (3,276)
                                     ==========    ==========     ==========    ==========

Basic loss per share                 $    (1.32)   $    (0.93)    $    (1.46)   $    (0.54)
                                     ==========    ==========     ==========    ==========
Diluted loss per share               $    (1.32)   $    (0.93)    $    (1.46)   $    (0.54)
                                     ==========    ==========     ==========    ==========
Weighted average number of common
  shares outstanding - basic              5,986         5,986          5,986         6,020
                                     ==========    ==========     ==========    ==========
Weighted average number of common
  shares outstanding - diluted            5,986         5,990          5,986         6,064
                                     ==========    ==========     ==========    ==========



See accompanying notes to condensed consolidated financial statements

                       COOKER RESTAURANT CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (In Thousands)


                                                            Nine Months Ended
                                                        October 1,         October 3,
                                                           2000               1999
                                                        ----------         ----------

Cash flows from operating activities:
  Net loss                                              $   (8,711)        $   (3,276)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                          5,090              5,338
      Impairment charges                                     9,334              3,058
      Loss on loan guaranty                                    633              2,454
      Deferred income taxes                                      -                (60)
      Loss on disposal of property                             222                  4
      (Increase) decrease in current assets                 (1,081)               269
      Increase in other assets                              (3,243)               (12)
      Increase (decrease) in current liabilities               474             (2,319)
      Increase (decrease) in other  liabilities                747               (298)
                                                        ----------         ----------
         Net cash provided by operating activities           3,465              5,158
                                                        ----------         ----------
Cash flows from investing activities:
  Purchases of property and equipment                       (1,334)            (7,175)
  Proceeds from sale of property and equipment                 198              3,085
  Restricted cash deposits                                    (141)              (831)
                                                        ----------         ----------
         Net cash used in investing activities              (1,277)            (4,921)
                                                        ----------         ----------
Cash flows from financing activities:
  Proceeds from borrowings                                  10,500             21,500
  Repayments of borrowings                                 (11,515)           (20,484)
  Redemption of debentures                                     (18)               (25)
  Exercise of stock options                                      -                 49
  Purchases of treasury stock                                    -             (1,482)
  Capital lease obligations                                   (149)              (155)
  Dividends paid                                                 -               (614)
                                                        ----------         ----------
         Net cash used in financing activities              (1,182)            (1,211)
                                                        ----------         ----------
Net increase (decrease) in cash and cash equivalents         1,006               (974)

Cash and cash equivalents, at beginning of period            1,428              2,520
                                                        ----------         ----------
Cash and cash equivalents, at end of period             $    2,434         $    1,546
                                                        ==========         ==========



See accompanying notes to condensed consolidated financial statements

                      COOKER RESTAURANT CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Cooker Restaurant Corporation and subsidiaries (the "Company"), after elimination of intercompany accounts and transactions, at October 1, 2000, and the statements of operations for the three and nine months ended October 1, 2000, and cash flows for the nine months ended October 1, 2000. The results of operations for the three and nine months ended October 1, 2000, are not necessarily indicative of the operating results expected for the fiscal year ended December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended January 2, 2000.

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 10, the Company has violated certain debt covenants during the quarter ended October 1, 2000 and as a result, the Company has classified its debt as a current liability in the condensed consolidated balance sheet as of October 1, 2000. The Company has requested a forbearance from certain of its lenders that would allow the Company to suspend making principal and interest payments for six months. The Company also plans to enter into negotiations with their lenders to amend covenant requirements for future periods. The Company has also retained the services of an independent third party to assist the Company in exploring alternative financing arrangements with other lenders which would provide the Company with cash on a short-term basis, and which would have a longer maturity than its current loan. The Company is also taking measures that are intended to increase sales and improve cash flows from operations. If management's plans described above are not successful, the lenders could exercise their right to accelerate the repayment of the Company's debt, which would have a material adverse effect on the Company's financial condition, results of operations and liquidity. These conditions may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note 2:  Earnings (loss) per share

The difference between the basic and diluted weighted-average number of shares outstanding for the three and nine months ended October 3, 1999, represents the dilutive effect of certain stock options.

Convertible subordinated debentures outstanding as of October 1, 2000 are convertible into 581,890 shares of common stock at $21.5625 per share and are due October 2002. These were not included in the computation of diluted Earnings (Loss) Per Share ("EPS") for the three or nine months ended October 1, 2000, as the inclusion of shares into which the subordinated debentures are convertible would be antidilutive.

Options to purchase 1,336,968 shares at prices ranging from $2.625 to $17.75 per share were outstanding for the nine months ended October 1, 2000, but were not included in the computation of diluted EPS because, due to the net loss incurred for the period, the inclusion of stock options would be antidilutive. The options expire between January 2001 and January 2010.

Options to purchase 722,392 shares at prices ranging from $5.88 to $21.75 per share were outstanding for the nine months ended October 3, 1999, but were not included in the computation of diluted EPS because, due to the net loss incurred for the period, the inclusion of stock options would be antidilutive. The options expire between October 1999 and May 2008.

Note 3:  Impairment of long-lived assets

During the quarter ended October 1, 2000, the company recorded impairment charges of $9,334,000 on 10 of its restaurants. Of these 10 restaurants, 3 sites were closed in the prior year. The initial intention of the Company was to lease these closed properties to third parties. However, given the current situation regarding the Company's Term Debt (see note 10), the Company determined that the most prudent action would be to sell these properties and use the proceeds to pay down portions of the Term Debt. Based upon this change, the Company wrote the properties down to fair value, less certain selling costs, and reclassified these sites to Land Held for Sale in its October 1, 2000 balance sheet. The remaining 7 sites are current operating sites, and management's intent is to continue operating them in the future. However, based upon declining cash flows and decreasing customer counts at the sites, the latest impairment analysis performed by the Company indicated an impairment at these locations. Annually, or more frequently if events or circumstances change, a determination is made by management to ascertain whether property and equipment and other intangibles have been impaired based upon the sum of future undiscounted cash flows from operating activities. Based upon this analysis, the Company recorded an impairment charge in the current quarter on these 7 sites. The impairment charge was based upon the estimated fair value of the properties as determined by discounted future cash flows. During the quarter ended October 3, 1999, the Company recorded an impairment charge of $3,058,000 on certain underperforming restaurants. The impairment charge was based upon the estimated fair value of the properties as determined by discounted future cash flows.


Note 4:  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133 and Amendment of FASB Statement 133." In June 2000, the FASB issued SFAS No. 138, which further amended SFAS No. 133, and provided additional guidance. This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset, liability or firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement, as amended, shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not determined the effect of the adoption of SFAS No. 133, as amended, on the Company's results of operations or statement of financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"), which provided guidance on recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company will adopt SAB 101 in the fourth quarter of fiscal 2000 as required. Management has not yet determined the impact, if any, the adoption of SAB 101 will have on the Company's financial statements.


Note 5:  Derivative Financial Instruments

The fair value of the interest rate swap agreement approximated
$71,000 at October 1, 2000.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The
Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.


Note 6:  Loss on loan guaranty

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

Accordingly, in the first quarter of 2000 the Company recorded an additional loss on the guaranty of approximately $633,000, the difference between the amount due the Bank and the reserve previously recorded. In addition to any rights the Company has as the Bank's successor to collect from Mr. Seelbinder, any amounts due to Mr. Seelbinder under the settlement agreement the Company entered into with him when he stepped down as Chairman and Chief Executive Officer are to be paid to the Company and applied to the amounts the Company paid pursuant to the guaranty. See note 7.


Note 7:  Severance recovery

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

On March 8, 2000, the date the Company was called upon by the Bank to honor its guaranty (see Note 5), the balance of the severance liability to Mr. Seelbinder was approximately $910,000. In accordance with the agreement with Mr. Seelbinder, a portion of this amount, less certain amounts representing federal withholding liabilities, were applied to the amounts owed to the Company as a result of its guaranty. Certain other amounts were forfeited but not applied to the amount owed to the Company. As a result, Mr. Seelbinder forfeited approximately $810,000 in accrued severance liabilities, with a portion thereof applied to the guaranty amount.


Note 8:  Loss on disposal of fixed assets

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


Note 9:  Contingencies

The case of Burnette, et al. v. Cooker Restaurant Corporation was filed in the United States District Court, Middle District of Florida, Tampa Division, on March 26, 1999. Plaintiffs allege violations of the wage and hour laws of the Fair Labor Standards Act with respect to themselves and all others similarly situated. The FLSA action is a collective action and, as of this date, approximately 90 Plaintiffs have consented to join the action. Plaintiffs allege they were not paid appropriately for all hours worked. Plaintiffs seek overtime pay, back pay, and attorneys fees. The plaintiffs have alleged monetary damages of approximately $1.7 million representing back wages. Plaintiffs have filed a motion to facilitate notice of the lawsuit to all current and previous employees (for a period of three years prior to the filing of the lawsuit) to allow them to join the lawsuit as plaintiffs. Cooker intends to vigorously oppose the sending of notice and vigorously defend the lawsuit, but there can be no assurance that it will ultimately prevail. At this time, the parties have agreed to enter into a stay of the litigation through and including December 1, 2000, to explore the possibility of resolving the litigation amicably.

On September 17, 1999, certain of the plaintiffs in the Burnette action described above, as well as other plaintiffs, filed a class action in the United States District Court, Middle District of Florida, entitled Clemmons et al. v. Cooker Restaurant Corporation. Plaintiffs allege that Cooker has discriminated on the basis of race in the hiring, job position, promotion, compensation, and terms and conditions of employment. Plaintiffs' original complaint seeks injunctive relief, attorneys fees, back pay and lost benefits, reinstatement, and punitive damages. No specific monetary damages have been alleged. Plaintiffs were granted an amended complaint which: (1) added three new plaintiffs; (2) added additional defendants consisting of past and present individual corporate officials of Cooker; and (3) seeks to recover compensatory damages. Plaintiffs have filed a motion for class certification, and Cooker has filed a memorandum in opposition. A motion to dismiss Plaintiffs' counsel was also dismissed. Cooker intends to vigorously defend the lawsuit, but there can be no assurance that it will ultimately prevail.

Note 10:  Long term debt agreements

For the quarter ended October 1, 2000, the Company was not in compliance with certain covenants pertaining to its term debt with the CIT Group ("CIT"). Based on such non-compliance with certain covenants, CIT is entitled, at their discretion, to exercise certain remedies including acceleration of repayment. The Company has not received a waiver from CIT to cure the October 1, 2000 non-compliance. The Company is current on its payment obligations to CIT. Because the Company did not receive a waiver from CIT for the current non-compliance or for future periods, its obligation to CIT has been reclassified as a current liability. The Company does intend to enter into negotiations with CIT to amend covenant requirements for future periods, however there can be no assurance that such negotiations will be successful.

For the quarter ended October 1, 2000, the Company also was not in compliance with certain covenants pertaining to its debt with Bank of America, N.A. and First Union National Bank (collectively, the "Term Lenders"). Based on such non-compliance, the Lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. In addition to not being in compliance with certain covenants, the Company did not make its full (interest and principal) payment due on July 3, 2000 and it has not made any of its interest or principal payments due to the Term Lenders since the partial payment made on July 3, 2000. The Company has not received a waiver from the Term Lenders to cure the non-compliance at October 1, 2000. Accordingly, the Company has reclassified the obligation to the Term Lenders as current for the quarter ended October 1, 2000. The Company has requested a six-month forbearance from the Term Lenders, effective through March 31, 2001, pertaining to its principal and interest payments during that time period. The forbearance would allow for the postponement of principal and interest payments during the forbearance period. A final agreement has not yet been reached regarding the requested forbearance. The Company has retained an independent third party to assist the Company in obtaining other long term financing intended to replace its current debt agreement with the Term Lenders.

Additionally, Bank of America, N.A., as the agent for holders of its senior credit facility, notified First Union National Bank of North Carolina, the trustee under its 6 3/4 % Convertible Subordinated Debentures, that the Company was in default under its senior credit facility and that no payments could be made by the Company, or received by the trustee, with respect to the 6 3/4 % Convertible Subordinated Debentures. Such notification is within their rights as the agent for holders of the Company's senior credit facility. This notice blocked the Company's ability to pay the scheduled interest payments under the debentures as well as any payments of principal, any redemption payments or change of control purchase payments. The failure to make these payments, as required, and the existence of a default under the senior credit facility, if not cured, will also constitute a default under the terms of the 6 3/4 % Convertible Subordinated Debentures and certain other of Cooker's credit arrangements.

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

                      COOKER RESTAURANT CORPORATION
                          RESULTS OF OPERATIONS
                              (UNAUDITED)


                                        Three Months Ended           Nine Months Ended
                                    October 1,       October 3,    October 1,      October 3,
                                       2000            1999           2000           1999
                                    ----------       ----------    ----------      ----------

Sales                                   100.0%           100.0%        100.0%          100.0%
                                    ----------       ----------    ----------      ----------
Cost of Sales:
  Food and beverage                      29.6%            28.6%         29.1%           28.4%
  Labor                                  38.5%            36.1%         37.7%           35.5%
  Restaurant operating expenses          22.1%            19.3%         20.7%           18.2%
  Restaurant depreciation                 4.2%             4.5%          4.2%            4.2%
  General and administrative              7.3%            10.6%          6.5%            8.0%
  Impairment of long-lived assets        26.0%             8.3%          8.4%            2.6%
  Closed store charges                    0.0%             0.4%          0.0%            0.1%
  Severance charges                       0.0%             3.6%          0.0%            1.1%
  Gain on severance recovery              0.0%             0.0%         (0.7%)           0.0%
  Loss on loan guaranty                   0.0%             6.7%          0.6%            2.1%
  Loss on disposal of fixed assets        0.0%             0.0%          0.2%            0.0%
  Interest expense, net                   6.1%             4.6%          5.4%            4.1%
                                    ----------       ----------    ----------      ----------
                                        133.8%           122.7%        112.1%          104.3%

(Loss) income before income taxes       (33.8%)          (22.7%)       (12.1%)          (4.3%)

(Benefit) provision for income
  taxes                                 (11.8%)           (7.5%)        (4.2%)          (1.5%)
                                    ----------       ----------    ----------      ----------
Net (loss) income                       (22.0%)          (15.2%)        (7.9%)          (2.8%)
                                    ==========       ==========    ==========      ==========


Sales
-----
Sales for the third quarter of fiscal 2000 decreased 2.4%, or $868,000, to $35,845,000 compared to sales of $36,713,000 for the third quarter of fiscal 1999. For the nine months ended October 1, 2000, sales decreased 5.7%, or $6,683,000, to $110,958,000 compared to sales of $117,641,000 for the nine months ended October 3, 1999. The decrease for the three and nine months ended October 1, 2000 is due to a decrease in the number of restaurants operating during the comparable periods as well as a decrease in the number of guests at the restaurants. In the second half of 1999, the Company closed six restaurants and opened four new restaurants, for a net decrease of two restaurants in the period. The Company opened one new restaurant during the first quarter of fiscal 2000 and one additional restaurant in September 2000. Same store sales were down 2.8% and 5.8% for the three and nine months ended October 1, 2000, respectively. The average check for the third quarter was $11.96, up 2.5% from the average check for the third quarter of 1999.

Food and beverage
-----------------
The cost of food and beverage for the three months ended October 1,
2000 was $10,624,000 as compared to $10,508,000 for the three months ended October 3, 1999. The increase of $116,000 is primarily due to the new menu which the Company began rolling out in the third quarter.
The menu featured new dishes, as well as recipe changes to existing dishes which required the purchase of new items and increased purchases of standard items. As a percentage of sales, the cost of food and beverage was 29.6% for the three months ended October 1,
2000, as compared to 28.6% for the three months ended October 3, 1999.
The increase in the current period, as a percent of sales, is due primarily to increased prices for produce, grocery and beef, offset slightly by a decrease in prices for pork, as compared to prior periods. Additionally, changes in recipes and portion sizes due to the new menu effected the cost of food and beverage as a percent of sales for the period. The increase in certain food costs for the three months ended October 1, 2000 was primarily a result of normal seasonal fluctuations, as well as a shift in product needs as a result of the
new menu, which increased purchases of certain higher cost items. 	The
cost of food and beverage for the nine months ended October 1, 2000 was $32,273,000 as compared to $33,384,000 for the nine months ended October 3, 1999. The decrease of $1,111,000 is primarily due to decreased sales for the current nine-month period as compared to last year. As a percentage of sales, the cost of food and beverage was 29.1% for the nine months ended October 1, 2000, as compared to 28.4% for the nine months ended October 3, 1999. The increase in 2000 is due primarily to increased prices, menu changes, as well as an industry supply problem which occurred when a major supplier filed for bankruptcy in the first half of the year. Disruptions in scheduled deliveries as a result of this supply problem necessitated certain purchases from other outside sources at less favorable prices.

Labor
-----
Labor costs for the three months ended October 1, 2000 were $13,800,000 as compared to $13,267,000 for the three months ended October 3, 1999. The increase of $533,000 is primarily due to an increase in cook costs of $227,000 as a result of changes in food preparation due to the new menu, increase in manager and bonus costs of $209,000, and an increase in benefits and taxes of $55,000. Labor costs as a percentage of sales for the three months ended October 1, 2000 were 38.5% as compared to 36.1% for the three months ended October 3, 1999. The percentage increase is due primarily to decreased same-store sales for the quarter as well as increased staffing levels at our restaurants. Labor costs for the nine months ended October 1, 2000 were $41,819,000 as compared to $41,736,000 for the nine months ended October 3, 1999. The increase of $83,000 is primarily due to an increase in benefits and taxes of $159,000, offset by a decrease in crew costs of $88,000. Labor costs as a percentage of sales for the nine months ended October 1, 2000 were 37.7% as compared to 35.5% for the nine months ended October 3, 1999. The percentage increase is due primarily to decreased same-store sales for the quarter as well as increased staffing levels at our restaurants.

Restaurant operating expenses
-----------------------------
Restaurant operating expenses for the three months ended October 1, 2000 were $7,908,000 as compared to $7,089,000 for the three months ended October 3, 1999. The increase of $819,000 was primarily due to an increase in public relations and promotions of $479,000, an increase in smallwares and linens of $134,000, an increase of $59,000 in repairs and maintenance, and an increase in occupancy costs of $113,000. Restaurant operating expenses as a percentage of sales for the three months ended October 1, 2000, were 22.1%, as compared to 19.3% for the comparable period in the prior year. The increase in percentage terms is due mainly to decreased sales in the current period. Restaurant operating expenses for the nine months ended October 1, 2000 were $23,038,000 as compared to $21,418,000 for the nine months ended October 3, 1999. The increase of $1,620,000 was primarily due to an increase of $747,000 in public relations and local advertising and promotions, an increase in smallwares and linens of $228,000, an increase of $250,000 in repairs and maintenance, and an increase in occupancy costs of $764,000, offset by decreases in courier costs of $138,000, paper supplies of $136,000 and contract services of $106,000. Restaurant operating expenses as a percentage of sales for the nine months ended October 1, 2000, were 20.7%, as compared to 18.2% for the comparable period in the prior year. The increase in percentage terms is due mainly to decreased sales in the current period.

Restaurant depreciation
-----------------------
Restaurant depreciation expense for the three months ended October 1, 2000 was $1,503,000, as compared to $1,660,000 for the three months ended October 3, 1999. Restaurant depreciation expense for the nine months ended October 1, 2000 was $4,664,000, as compared to $4,953,000 for the nine months ended October 3, 1999. The decreases of $157,000 and $289,000 for the three and nine months ended October 1, 2000, respectively, are due primarily to the closing of 6 restaurants in the second half of 1999, offset by the opening of 5 new restaurants since the end of the third quarter of 1999. Additionally, depreciation expense on certain units decreased as a result of impairment charges recorded on those sites in the third quarter of fiscal 1999.

General and administrative expenses
-----------------------------------
General and administrative expenses for the three months ended October 1, 2000 were $2,621,000 as compared to $3,894,000 for the three months ended October 3, 1999. The decrease of $1,273,000 is due primarily to decreases in salaries and wages of $465,000, marketing expenses of $624,000, travel expenses of $48,000 and the absence of a one-time accrual for a tax audit of $155,000, which was recorded in the third quarter of 1999. General and administrative expenses for the nine months ended October 1, 2000 were $7,200,000 as compared to $9,384,000 for the nine months ended October 3, 1999. The decrease of $2,184,000 is due primarily to decreases in salaries and wages of $796,000, marketing costs of $563,000, travel expenses of $30,000, audit, tax and consultant expenses of $90,000, preopening expenses of $153,000 and an increase in miscellaneous income of $800,000, primarily due to the realization in the current year of a tax benefit for fiscal 1999 as a result of the FICA Tip Credit and the absence of a one-time accrual for a tax audit of $155,000, which was recorded in the third quarter of 1999, offset by an increase in legal costs of $193,000.

Impairment of long-lived assets
-------------------------------
Impairment charges for the three and nine months October 1, 2000 were $9,334,000, as compared to $3,058,000 for the three and nine months ended October 3, 1999. During the quarter ended October 1, 2000, the company recorded impairment charges on 10 of its restaurants. Of these 10 restaurants, 3 sites were closed in the prior year. The initial intention of the Company was to lease these closed properties to third parties. However, given the current situation regarding the Company's Term Debt, the Company determined that the most prudent action would be to sell these properties and use the proceeds to pay down portions of the Term Debt. Based upon this change, the Company wrote the properties down to fair value, less certain selling costs, and reclassified these sites to Land Held for Sale in its October 1, 2000 balance sheet. The remaining 7 sites are current operating sites, and management's intent is to continue operating them in the future. However, based upon declining cash flows and decreasing customer counts at the sites, the latest impairment analysis performed by the Company indicated an impairment at these locations. Annually, or more frequently if events or circumstances change, a determination is made by management to ascertain whether property and equipment and other intangibles have been impaired based upon the sum of future undiscounted cash flows from operating activities. Based upon this analysis, the Company recorded an impairment charge in the current quarter on these 7 sites. The impairment charge was based upon the estimated fair value of the properties as determined by discounted future cash flows. During the quarter ended October 3, 1999, the Company recorded an impairment charge of $3,058,000 on 7 of the Company's restaurants.

Closed store charges
--------------------
Closed store charges for the three and nine months ended October 1, 2000 were $0, as compared to $150,000 for the three and nine months ended October 3, 1999. Of the charges in 1999, $25,000 represented costs incurred in the closing of the Company's restaurant in Tampa, FL, and $125,000 represented an accrual for exit costs associated with 5 stores the Company had committed to close during the fourth quarter of 1999. The five stores in question were closed in the fourth quarter of 1999.

Severance charges
-----------------
Severance charges for the three and nine months ended October 1, 2000 were $0, as compared to $1,300,000 for the three and nine months ended October 3, 1999. The charges recorded in 1999 represented the value of the severance agreement reached between the Company and its former Chairman and Chief Executive Officer, G. Arthur Seelbinder. Of this amount, $212,000 represented the write-off of certain amounts owed to the Company by Mr. Seelbinder, and $1,088,000 represented an accrual for amounts to be received by Mr. Seelbinder over the duration of the agreements in consideration for past services rendered to the Company by Mr. Seelbinder.

Gain on severance recovery
--------------------------
For the nine months ended October 1, 2000, the Company recorded a gain on severance recovery of $810,000, all of which was recorded during the first quarter of 2000. During the third quarter of 1999, the Company recorded severance charges of $1,300,000. These charges represented an accrual for the severance agreement reached between the Company and its former Chairman and Chief Executive Officer, G. Arthur Seelbinder. The amounts were for past services rendered to the Company, and therefore the Company accrued for the full amount of the severance package during the third quarter. Of the amount charged, $212,000 represented the write-off of certain amounts owed to the Company by Mr. Seelbinder and $1,088,000 represented payments to be received by Mr. Seelbinder in conjunction with his severance agreement.

On March 8, 2000, the Company was called upon by the Bank to honor its guaranty of Mr. Seelbinder's loan as described in Note 5 to the financial statements. On that date, the balance of the severance liability to Mr. Seelbinder was approximately $910,000. In accordance with the agreement with Mr. Seelbinder, a portion of this amount, less certain amounts representing federal withholding liabilities, was applied to the amounts owed by him to the Company as a result of the Company's payment under the guaranty. Certain other amounts were forfeited but not applied to the amount due to the Company. As a result, approximately $810,000 in accrued severance liabilities was forfeited by Mr. Seelbinder, with a portion thereof applied to the guaranty amount.

Loss on loan guaranty
---------------------
For the nine months ended October 1, 2000, the Company recorded a loss on loan guaranty of $633,000, all of which was recorded during the first quarter of 2000, as compared to a loss of $2,454,000 for the three and nine months ended October 3, 1999. In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder, the former Chairman of the Board and a current Director, and his wife. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). The loan was secured by 323,007 common stock owned by Mr. Seelbinder and a cash deposit from the Company of approximately $3,000,000. The term of the loan and the guaranty were extended until March 1, 2000, at which time the loan matured. As of March 1, 2000 the balance of the loan was $3,753,397. On March 8, 2000, the Bank sold Mr. Seelbinder's stock for $666,202 in a private transaction, and applied this amount to the loan. The remaining balance of the loan of $3,087,195 was funded by the Company as a result of its guaranty. Accordingly, the Company recorded an additional loss on the guaranty of approximately $633,000, the difference between the amount due the Bank, and the $2,454,000 reserve previously recorded.

Loss on disposal of fixed assets
--------------------------------
In the nine months ended October 1, 2000, the Company recorded a loss on disposal of fixed assets of $222,000, all of which was recorded in the first quarter of 2000. The charge represented the book value of certain leasehold improvements and equipment related to the Company's restaurant in Indianapolis, IN, a leased site. In late fiscal 1999, the site incurred certain structural damage in the kitchen. The Company closed the site, pending repair of the damage. In March 2000, the Company reached an agreement with the site's landlord, wherein the landlord refunded the prior three months' rent to the Company, the Company removed certain kitchen equipment, supplies, computer equipment and other furniture and fixtures, and the lease was terminated without any further liability or obligation to the Company. At the time of the agreement, the book value of the leasehold improvements and equipment was approximately $277,000. The Company removed items with a net book value of approximately $55,000 from the premises. Accordingly, the Company recorded a loss on disposal of $222,000 in March 2000. The Company received no proceeds for the items disposed.

Interest expense
----------------
Net interest expense for the three months ended October 1, 2000 was $2,184,000 as compared to $1,685,000 for the three months ended October 3, 1999. Net interest expense for the nine months ended October 1, 2000 was $5,986,000 as compared to $4,840,000 for the nine months ended October 3, 1999. The increases of $499,000 and $1,146,000 for the three and nine month periods, respectively, are due to an increase in the amounts drawn against the Company's Revolver (as defined below), as well as an increase in the interest rate on the Company's variable rate LIBOR-based debt, which includes the Revolver.

Income tax benefit
------------------
The (benefit) provision for income taxes for the three months ended October 1, 2000, and October 3, 1999, as a percentage of (loss) income before taxes was 35.0% and 33.0%, respectively. The income tax benefit for the nine months ended October 1, 2000, and October 3, 1999, as a percentage of (loss) income before taxes was 35.0% for both periods.


Liquidity and Capital Resources

The Company's operations are subject to factors outside its control. Any one, or a combination of these factors could materially affect the results of the Company's operations. These factors include: (a) changes in the general economic conditions in the United States, (b) changes in prevailing interest rates, (c) changes in the availability and cost of raw materials and labor, (d) changes in the availability of capital resources necessary to complete the Company's expansion plans, (e) changes in Federal and State regulations or interpretations of existing legislation, especially concerning taxes, labor and alcoholic beverages, (f) changes in the level of competition from current competitors and potential new competition, and (g) changes in the level of consumer spending and customer preferences. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those anticipated results described in those forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the

Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

The Company's principal capital requirements are for working capital, new restaurant openings and improvements to existing restaurants. Historically, the majority of the Company's financing for operations, expansion and working capital has been provided by internally generated cash flows from operations and amounts available under the Revolver (defined below) and previous line of credit arrangements.

During 1998, the Company entered into a new term loan agreement with Bank of America and First Union National Bank (the "Term Loan") and a term loan with the CIT/Equipment Financing Group, Inc. (collectively the "Lenders") in conjunction with its repurchase of common stock pursuant to the Tender Offer (the "Offer") which was completed on October 5, 1998. The Company borrowed $70,500,000 under the two term loan agreements with the Lenders, and established a $10,000,000 Revolving Line of Credit (the "Revolver") with Bank of America. In December 1999, the amount available under the Revolver was increased to $13,500,000. Of the $70,500,000 in term loans, $30,000,000 was with
Bank of America, $22,500,000 was with First Union National Bank, and $18,000,000 was with the CIT/Equipment Financing Group, Inc ("CIT"). As of October 1, 2000, the Company had borrowed $13,500,000 against the Revolver and the outstanding balance of the Term Loans was approximately $60,950,000.

During the nine months ended October 1, 2000, the Company opened two additional units. Capital expenditures for the new restaurants, as well as the refurbishing and remodeling of existing units totaled $938,000 for the nine months ended October 1, 2000, and were funded by cash flows of $3,465,000 from operations. The Company does not intend to open any additional restaurants in 2000. Total cash expenditures for restaurant expansion and improvements are projected to be approximately $2 million. The Company believes that cash flows from operations will be sufficient to fund the ongoing maintenance and remodeling of existing restaurants as well as other working capital requirements.

For the three months ended October 1, 2000, cash flows from operations were $2,116,000, as compared to ($390,000) for the three months ended July 2, 2000. Cash flows from operations for the nine months ended October 1, 2000 were $3,465,000. The majority of the improvement in cash flows from operations during the three months ended October 1, 2000 as compared to the three months ended July 2, 2000 was due to the non-payment of interest to the Term Lenders on the Company's term debt. Unpaid accrued interest on the Company's term debt at October 1, 2000 was approximately $1,654,000. If this interest had been paid, cash flows from operations for the three months ended October 1, 2000 would have been approximately $462,000, which represents an improvement of approximately $852,000 in cash flows from operations as compared to the three months ended July 2, 2000.

The Company is continuing its efforts to increase sales at its restaurants. During the nine months ended October 1, 2000, the Company focused on increasing staffing levels in an effort to provide better service to our guests. Additionally, the Company increased its focus on maintaining and repairing its restaurants to provide the guests with a more satisfying experience at the restaurants. These steps, which are intended to improve guest relations with the long-term focus on building sales and cash flows, had a negative effect on short-term cash flows, particularly in the quarter ended July 2, 2000. However, sales levels are beginning to improve as evidenced by third quarter same-store sales showing a decline of 2.8% as compared to a decline of 5.6% for the quarter ended July 2, 2000. This improvement in sales trends is one of the factors which led to an improvement in overall cash flows from operations during the quarter ended October 1, 2000 as compared to the quarter ended July 2, 2000.

The decrease in cash flows from operations during the nine months ended October 1, 2000, as compared to the nine months ended October 3, 1999, negatively impacted the Company's ability to make its debt payments to Bank of America and First Union (collectively the "Term Lenders") on its Term Loan. The Company paid all but $250,000 of its payment due July 3, 2000, and has not made any additional payments to the Term Lenders. The decrease in cash flows also caused the Company to not be in compliance with certain covenants pertaining to its debt with CIT and the Term Lenders. Such non-compliance can result in the Term Lenders and CIT exercising certain rights under the debt agreements, including the acceleration of payment, among other things. The Company did not receive a waiver from CIT pertaining to the non-compliance at October 1, 2000, nor did it receive a waiver from CIT pertaining to future periods. The Company plans to enter into negotiations with CIT to amend the covenants for future periods. The Company was also not in compliance with certain covenants pertaining to its debt with the Term Lenders at October 1, 2000 or August 1, 2000. The Company did not receive a waiver from the Term Lenders to cure the non-compliance. As a result of these violations, the Company has reclassified its obligations with CIT and the Term Lenders as a current liability at October 1, 2000. The reclassification of these obligations has resulted in a working capital deficit of $76,199,000 at October 1, 2000.

Additionally, Bank of America, N.A., as the agent for holders of its senior credit facility, notified First Union National Bank of North Carolina, the trustee under its 6 3/4 % Convertible Subordinated

Debentures, that the Company was in default under its senior credit facility and that no payments could be made by the Company, or received by the trustee, with respect to the 6 3/4 % Convertible Subordinated Debentures. Such notification is within their rights as the agent for holders of the Company's senior credit facility. This notice blocked the Company's ability to pay the scheduled interest payments under the debentures as well as any payments of principal, any redemption payments or change of control purchase payments. The failure to make these payments, as required, and the existence of a default under the senior credit facility, if not cured, will also constitute a default under the terms of the 6 3/4 % Convertible Subordinated Debentures and certain other of Cooker's credit arrangements.

Currently, the Company is exploring alternative financing arrangements with other lenders which would provide the Company with cash on a short-term basis, and which would have a longer term to maturity than its current Term Loan. An extension of the term would result in lower monthly debt service payments and would have a positive effect on cash flows. In the event such alternative financing arrangements are not completed in a timely manner, the Term Lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. In the event the Term Lenders exercise their right to accelerate the obligations under the Term Loan, such acceleration would have a material adverse effect on the Company, its operations and financial condition. Additionally, the Company has requested a six-month forbearance from the Term Lenders, effective through March 31, 2001, pertaining to its principal and interest payments during that time period. The forbearance would allow for the postponement of principal and interest payments during the forbearance period. A final agreement has not yet been reached regarding the requested forbearance. Further, the Company has completed the process of rolling out a new menu in all of our locations. The menu features new recipes, new presentations and larger portions, as well as new items. The Company believes that the changes to the menu, as well as the focus on guest service, will have the impact of increasing sales and operating margins, as well as operating cash flows.

In addition, the Company has signed leases with independent third parties on two properties it owns. The stores located on those properties were closed in fiscal 1999. The Company began to receive monthly rental payments in the third quarter 2000 on both properties. The Company also has subleased a closed leased site to an independent third party. The Company continues to actively market three closed store properties for sale. Successful sales of these properties will generate cash inflows for Company, a portion of which would be used to pay down amounts owed to the Term Lenders.

There can be no assurance that the steps the Company is taking to increase sales will have the desired effect. Nor can there be any assurance that the Company's efforts to secure alternative financing or to sell closed store properties will be successful. In the event that such financing is not completed, such sales arrangements are not closed, or that sales do not increase, the Company may experience negative cash flows in the future.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. If management's plans described above are not successful, the lenders could exercise their right to accelerate the repayment of the Company's debt, which would have a material adverse effect on the Company's financial condition, results of operations and liquidity. These conditions may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. These instruments are used to manage well-defined interest rate risk. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At October 1, 2000, the Company was a party to an interest rate swap agreement with a termination date of September 28, 2001. Per the terms of the agreement, the Company pays 6.25% on $27,500,000 of it's total LIBOR-based floating rate debt, and receives LIBOR from the counterparty. The fair value of the interest swap agreement approximated $71,000 at October 1, 2000.

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

On March 8, 2000, the Bank sold Mr. Seelbinder's stock for $666,202 in a private transaction, and applied this amount to the loan. The remaining balance of the loan of $3,087,195 was funded by the Company as a result of its guaranty. At that time, the Company had already deposited approximately $3,047,000 in a restricted account with the Bank. In addition to any rights the Company has to collect from Mr. Seelbinder as the Bank's successors, any amount due to Mr. Seelbinder under the settlement agreement the Company entered into with him when he stepped down as Chairman and Chief Executive Officer are to be paid to the Company and applied to the amounts it paid on account of the guaranty. The Company's liability under the guaranty was fully provided for by its existing cash deposit and amounts offset against the settlement agreement. The Company is currently in final negotiations with Mr. Seelbinder regarding his repayment of the guaranty amount to the Company.

On October 17, 2000, the Company was advised by the American Stock Exchange ("Amex") that the Amex has determined to delist the common stock of the Company as it does not meet the Amex's criteria for listing. In response to the Amex notice, the Company has exercised its right to appeal the Amex's decision and has requested a formal hearing in order to further consider the decision. There can be no assurance that the Company's common stock will remain listed on the Amex. In the event that the Company is unsuccessful in its appeal to maintain the listing of the Company's common stock on the Amex, it is anticipated that the Company's common stock will trade on the Over the Counter Bulletin Board.

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

New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement 133 and Amendment of FASB Statement 133." In June 2000, the FASB issued SFAS No. 138, which further amended SFAS No. 133, and provided additional guidance. This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset, liability or firm commitment (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative (this is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement, as amended, shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not determined the effect of the adoption of SFAS No. 133, as amended, on the Company's results of operations or statement of financial position.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has performed a sensitivity analysis on its fixed and floating long term debt at October 1, 2000. The results of this sensitivity analysis indicated that there has been no material change in the analysis as performed at the end of the fiscal year ended January 2, 2000.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Routine Proceedings

The Company is a party to routine litigation incidental to its business, including ordinary course employment litigation. Management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on the Company's financial condition or results of operation.

Other Proceedings

The case of Burnette, et al. v. Cooker Restaurant Corporation was filed in the United States District Court, Middle District of Florida, Tampa Division, on March 26, 1999. Plaintiffs allege violations of the wage and hour laws of the Fair Labor Standards Act with respect to themselves and all others similarly situated. The FLSA action is a collective action and, as of this date, approximately 90 Plaintiffs have consented to join the action. Plaintiffs allege they were not paid appropriately for all hours worked. Plaintiffs seek overtime pay, back pay, and attorneys fees. The plaintiffs have alleged monetary damages of approximately $1.7 million representing back wages. Plaintiffs have filed a motion to facilitate notice of the lawsuit to all current and previous employees (for a period of three years prior to the filing of the lawsuit) to allow them to join the lawsuit as plaintiffs. Cooker intends to vigorously oppose the sending of notice and vigorously defend the lawsuit, but there can be no assurance that it will ultimately prevail. At this time, the parties have agreed to enter into a stay of the litigation through and including December 1, 2000, to explore the possibility of resolving the litigation amicably.

On September 17, 1999, certain of the plaintiffs in the Burnette action described above, as well as other plaintiffs, filed a class action in the United States District Court, Middle District of Florida, entitled Clemmons et al. v. Cooker Restaurant Corporation. Plaintiffs allege that Cooker has discriminated on the basis of race in the hiring, job position, promotion, compensation, and terms and conditions of employment. Plaintiffs' original complaint seeks injunctive relief, attorneys fees, back pay and lost benefits, reinstatement, and punitive damages. No specific monetary damages have been alleged. Plaintiffs were granted an amended complaint which: (1) added three new plaintiffs; (2) added additional defendants consisting of past and present individual corporate officials of Cooker; and (3) seeks to recover compensatory damages. Plaintiffs have filed a motion for class certification, and Cooker has filed a memorandum in opposition. A motion to dismiss Plaintiffs' counsel was also dismissed. Cooker intends to vigorously defend the lawsuit, but there can be no assurance that it will ultimately prevail.


Item 2.   Changes in Securities and Use of Proceeds.

None.


Item 3.   Defaults Upon Senior Securities

For the quarter ended October 1, 2000, the Company was not in compliance with certain covenants pertaining to its term debt with the CIT Group ("CIT"). The Company has not received a waiver from CIT to cure the October 1, 2000 non-compliance. The Company is current on its payment obligations to CIT. Because the Company did not receive a waiver from CIT for the current non-compliance or for future periods, our obligation to CIT has been reclassified as a current liability. The Company does intend to enter negotiations with CIT to amend covenant requirements for future periods, however there can be no assurance that such negotiations will be successful.

For the quarter ended October 1, 2000, the Company also was not in compliance with certain covenants pertaining to its debt with Bank of America and First Union National Bank (collectively, the "Term Lenders"). In addition to not being in compliance with certain covenants, the Company did not make its full (interest and principal) payment due on July 3, 2000 and it has not made any of its interest or principal payments due to the Term Lenders since the partial payment made on July 3, 2000. The Company has not received a waiver from the Term Lenders to cure the non-compliance at October 1, 2000. Accordingly, the Company has reclassified the obligation to the Term Lenders as current at October 1, 2000. The Company has requested a six-month forbearance from the Term Lenders, effective through March 31, 2001, pertaining to its principal and interest payments during that time period. The Company has retained an independent third party to assist the Company in obtaining other long term financing intended to replace its current debt agreement with the Term Lenders.

Item 4.   Submission of Matters to a Vote of Security Holders.

None


Item 5.   Other Information.

None


Item 6.  Exhibits and Reports on Form 8-K.

(a)      The following exhibits are filed as part of this report.

27.      Financial Data Schedules.

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).

(b) Reports on Form 8-K during the fiscal quarter ended October 1, 2000.

None

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  COOKER RESTAURANT CORPORATION
                       (The "Registrant")

Date: November 15, 2000

By:__/s/  Henry R. Hillenmeyer______
   Henry R. Hillenmeyer
   Chairman of the Board of Directors, Chief
   Executive Officer, and Director
   (principal executive officer and duly authorized officer)



By:__/s/  Mark W. Mikosz__________
   Mark W. Mikosz
   Vice President - Chief Financial Officer
   (principal financial and accounting officer)

======================================================================







                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549


                      ________________________



                    COOKER RESTAURANT CORPORATION



                      ________________________


                     FORM 10-Q QUARTERLY REPORT

                    FOR THE FISCAL QUARTER ENDED:

                          OCTOBER 1, 2000


                      _________________________


                              EXHIBITS


                      _________________________







======================================================================