Form 10-K
period 2000-12-31
COOKER RESTAURANT CORP /OH/
filed 2001-04-02
CIK 832412

=============================================================================

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Title of each class:              Name of each exchange on which registered:
                                  N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, without par value
Rights to Purchase Class A Junior Participating
Preferred Shares, without par value
6-3/4% Convertible Subordinated Debentures Due 2002
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form
10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value of Common Shares held by non-affiliates of the registrant, as of February 28, 2001, was $6,075,000.

The number of Common Shares outstanding on February 28, 2001, was
5,986,000.

Documents Incorporated By Reference: certain portions of the registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders on April 30, 2001 are incorporated by reference into Part III of this Form 10-K.

                       COOKER RESTAURANT CORPORATION

                                 FORM 10-K

                                   INDEX

PART I..................................................................  2
  Item 1.  Business.....................................................  2
  Item 2.  Properties...................................................  6
  Item 3.  Legal Proceedings............................................  7
  Item 4.  Submission of Matters to a Vote of Security Holders..........  7
PART II.................................................................  9
  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters..........................................  9
  Item 6.  Selected Financial Data......................................  10
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .........................  11
  Item 7A. Quantitative and Qualitative Disclosures about
           Market Risk..................................................  17
  Item 8.  Financial Statements and Supplementary Data..................  18
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..........................  18
PART III................................................................  18
  Item 10. Directors and Executive Officers of the Registrant...........  18
  Item 11. Executive Compensation.......................................  18
  Item 12. Security Ownership of Certain Beneficial Owners
           and Management...............................................  18
  Item 13. Certain Relationships and Related Transactions...............  18
PART IV.................................................................  18
  Item 14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K..................................................  18
SIGNATURES..............................................................  23

                                 PART I

Item 1.  Business.

General

     At February 28, 2001, the Registrant owned and operated 65 full-service "Cooker" restaurants located in Florida, Georgia, Indiana, Kentucky, Michigan, North Carolina, Ohio, Tennessee, Virginia and Pennsylvania. Restaurants average approximately 7,900 square feet and 255 seats, and are designed to provide traditional and comfortable dining experiences rather than a theme atmosphere or menu. The Registrant believes that its restaurants provide an attractive value to customers by offering a moderately-priced, full menu of high quality food served in generous portions. The menu includes appetizers, soups, salads, chicken, fish, beef and pasta entrees, sandwiches, burgers and desserts, most of which are created from original recipes and prepared from scratch using fresh ingredients. Entree selections generally range in price from $5.49 to $16.99 and, in 2000, the average check per person was approximately $12.06. The Registrant is committed to providing prompt, friendly and efficient customer service as reflected by its "100% Satisfaction Guarantee" policy and by its having what the Registrant believes is a higher ratio of service personnel to customers and a greater number of managers per Restaurant than many of its competitors.

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

     Original Recipes Made From Scratch. Cooker provides an attractive value to customers by offering a moderately- priced, full menu of high quality food served in generous portions. Most of the items on Cooker's menu are created from original recipes and prepared from scratch using fresh ingredients, which the Registrant believes results in more flavorful food. The menu is re-evaluated on a continuous basis, when the least popular items from each category (appetizers, entrees and desserts) are removed from the menu and replaced with new items created by the Registrant's culinary team. Each menu item is researched and tested in the Registrant's test kitchen and in Restaurants to ensure customer acceptance.

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

     Timeless Atmosphere. The Restaurants are designed to create a traditional and comfortable atmosphere suitable for any occasion. This atmosphere is enhanced by friendly service and a menu that appeals to a broad segment of the population which encourages customers to visit the Restaurants more often. Unlike many casual dining restaurants that center around a "theme," the Registrant believes its Restaurants are not as sensitive to changing customer preferences and trends.

     Dedicated Employees. The Registrant hires its personnel only after extensive interviews, and seeks to recruit employees who share the Registrant's commitment to high standards of customer service. Each new non-management employee is initially trained for a minimum of seven to ten days or longer if hired for a new Restaurant. Regardless of their background, new management personnel initially undergo 90 to 120 days of training that includes gaining exposure to all areas of Restaurant operations and attending training classes at the Registrant's headquarters. The Registrant encourages a sense of personal commitment from its employees at every level by providing extensive training, employee development and competitive compensation. Management believes its personnel policies result in a lower rate of employee turnover than many of its competitors.

Menu

     Cooker provides an attractive value to customers by offering a moderately-priced, full menu of high quality food and beverage items served in generous portions. The menu features 51 dishes including appetizers, soups, salads, chicken, fish, beef and pasta entrees, sandwiches, burgers and desserts. Most of the items on the menu are created from original recipes and prepared from scratch using fresh ingredients, which the Registrant believes results in more flavorful food. Lunch and dinner entrees generally range in price from $5.49 to $16.99 and in 2000 lunch accounted for approximately 37% of sales.
The average check per person in 2000 was approximately $12.06. Each Restaurant offers alcoholic beverages including liquor, wine and beer, which constituted approximately 10.1% of sales in 2000.

     The Registrant re-evaluates it's menu on a continuing basis, and the least popular items from each category are removed from the menu and replaced with new items created by the Registrant's culinary team. Each menu item and recipe is researched and tested in the Registrant's test kitchen and in the Restaurants to ensure customer acceptance.

Design

     The Restaurants are designed to be comfortable and functional, with a decor that includes materials such as mahogany, slate, marble and tile. The average Restaurant is approximately 7,900 square feet (of which approximately 40% is devoted to kitchen and services areas) with seating for approximately 255 customers. Most of the Restaurants opened in 1999 and 2000 have in excess of 8,000 square feet and seat approximately 260 customers. The majority of the seating is in booths, which enhances customer privacy and comfort. Each Restaurant also has a separate bar area which has stool and booth seating. The Registrant believes that the typical Restaurant kitchen is comparatively large by industry standards and is designed for quality and speed of food preparation. These kitchens permit the Registrant to be flexible in the types of food items which can be prepared and to adapt to changing customer tastes and preferences.

Development and Expansion

     The Registrant is an Ohio corporation which was the surviving corporation of the merger of affiliated corporations in 1988. At that time, the Registrant operated six restaurants. By 1990, the Registrant increased its total number of Restaurants to 10. The following table sets forth the Registrant's unit growth since 1990:


Year                    1990    1991    1992    1993    1994    1995    1996    1997    1998    1999    2000
--------------------------------------------------------------------------------------------------------------
Restaurants Open at
Start of Year            10      12       15      20     29      35      37      47      60      67      66
--------------------------------------------------------------------------------------------------------------
Restaurants Opened
During Year               2       3        5       9      6       3*     11*     13       7       5**     2***
________________________



* The Registrant closed one Restaurant in Florence, KY in 1995 and one in Palm Harbor, FL in 1996. Both locations were leased to third parties, and the Florence, KY Restaurant was recently sold to an unrelated third party.
**   The Registrant closed 7 Restaurants in 1999 in Bethesda, MD; Tampa,
     FL; Atlanta, GA (2); Saginaw, MI; Boardman, OH; and Louisville, KY.
     The restaurants in Bethesda and Boardman were sold to an unrelated third party, and the restaurants in Atlanta were leased to an unrelated third party.
***  The Registrant closed one Restaurant in 2000 in Indianapolis,
     IN. The Registrant is currently exploring lease and sale arrangements on 20 properties.

     The Registrant closed one Restaurant, in Evansville, IN, in 2001, and the Registrant does not intend to open any additional Restaurants in 2001. Any further expansion will be dependent on, among other things, the Registrant's future operations, the availability of capital, desirable site locations, the ability to attract qualified employees, securing appropriate local government approvals, and future economic conditions. The Registrant has no commitments to develop
Restaurants after 2001.

     The Registrant either owns or leases the sites for its existing facilities, although the Registrant prefers to own the property.

Restaurant Operations

     Management and Employees. The Registrant currently has 12 regional managers who are each responsible for supervising between 4 and 8
Restaurants and continuing the development of their management teams.
Through regular visits to the Restaurants, the regional managers ensure that the Registrant's concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations.
Each of the Restaurants typically has one general manager, one assistant general manager, one kitchen manager and between two and four assistant managers. The general manager of each Restaurant has primary responsibility for the day-to-day operations of the entire
Restaurant and is responsible for maintaining the standards of quality and performance established by the Registrant. The average number of management employees in each restaurant is 5.2 and the average number of hourly employees in each Restaurant is approximately 80.
Management believes that its success is in part attributable to its high level of service and interaction between its employees and guests.

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

     Advertising and Marketing. The Registrant relies primarily on "word of mouth" advertising to attract customers to its Restaurants.
Management believes the "100% Satisfaction Guarantee," made-from-scratch menu items and focus on high-quality service generates a high level of repeat customers and new customer visits

     Hours of Operation. The Restaurants generally offer food service from 11:00 a.m. to 10:30 p.m., Sunday through Thursday, and 11:00 a.m.
to midnight on Friday and Saturday. All menu items (other than alcoholic beverages) are available for carry-out.

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

Employees

     At February 28, 2001, the Registrant had 5,305 employees, of whom
4,896 were Restaurant employees, 362 were Restaurant management personnel, and 47 were corporate staff personnel. None of the Registrant's employees is represented by a labor union or a collective bargaining unit. The Registrant considers relations with its employees to be satisfactory.

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







Item 2.  Properties.

     At February 28, 2001, the Registrant operated 65 Restaurants. The following chart shows each of their locations:



Metropolitan Area                  Location                Metropolitan Area        Location
--------------------------------------------------------------------------------------------------
FLORIDA                                                    OHIO (continued)
Ft. Myers-Cape Coral               Ft. Myers               Cleveland                Rockside
Gainesville                        Gainesville             Cleveland                Beachwood
Melbourne-Titusville-Palm Bay      Melbourne               Cleveland                Cuyahoga Falls
Orlando                            Altamonte Springs       Cleveland                Mentor
Orlando                            East Colonial           Cleveland                Westlake
Tallahassee                        Tallahassee             Cleveland                Solon
West Palm Beach                    Boynton Beach           Cleveland                Middleburg Heights
West Palm Beach                    Villages                Columbus                 Bethel Road
                                                           Columbus                 Cleveland Avenue
GEORGIA                                                    Columbus                 East Main Street
Atlanta                            Alpharetta              Columbus                 Hamilton Road
Atlanta                            Wildwood                Columbus                 Lane Avenue
Augusta                            Augusta                 Columbus                 Morse Road
                                                           Columbus                 North High Street
INDIANA                                                    Dayton                   Beaver Creek
Indianapolis                       Willow Lake             Dayton                   Miamisburg-Centerville
                                                           Dayton                   Vandalia
KENTUCKY                                                   Dublin                   Dublin
Lexington                          Lexington               Toledo                   Toledo
Lexington                          Harrodsburg             Toledo                   Sylvania

MICHIGAN                                                   PENNSYLVANIA
Detroit                            Ann Arbor               Pittsburgh               Monroeville
Detroit                            Auburn Hills
Detroit                            Canton                  TENNESSEE
Detroit                            Livonia                 Chattanooga              Chattanooga
Detroit                            Novi                    Johnson City             Johnson City
Detroit                            Sterling Heights        Knoxville                Knoxville
Detroit                            Troy                    Memphis                  Memphis
Grand Rapids                       Grand Rapids            Memphis                  Regalia Center
                                                           Nashville                Green Hills
NORTH CAROLINA                                             Nashville                Hermitage
Charlotte                          Southpark               Nashville                Murfreesboro
Raleigh-Durham-Chapel Hill         Raleigh                 Nashville                Parkway
Charlotte                          Ballantyne              Nashville                Rivergate
                                                           Nashville                West End
OHIO                                                       Nashville                Cool Springs
Akron                              Fairlawn
Cincinnati                         Beechmont               VIRGINIA
Cincinnati                         Governor's Hill         Norfolk                  Chesapeake
Cincinnati                         Paxton Road             Washington, D.C.         Fairfax
Cincinnati                         Springdale



     At February 28, 2001, the Registrant leases 25 Restaurants from unaffiliated lessors with base terms ranging from 3 to 39 years, which include options to extend such leases exercisable by the Registrant. See Note 11 to the Financial Statements for information relating to the lease commitments. The Registrant owns the remaining Restaurants. Of the 65 restaurants, 43 secure the Term and Revolving Loan agreement with First Union National Bank and Bank of America. Closed Restaurants still owned or leased by the Registrant are included in this total.

     In January 2001, the Registrant sold the 32,000 square foot office building in West Palm Beach, Florida where its executive offices are located, to an unrelated third party. The Registrant then entered into a three-year term leaseback agreement for the West Palm Beach Corporate Office. The lease term runs through May 2003. The Registrant closed one restaurant in 2000 in Indianapolis, IN. The Registrant is currently exploring lease and sale arrangements on 20 properties.

Item 3.  Legal Proceedings.

     The case of Burnette, et al. v. Cooker Restaurant Corporation was filed in the United States District Court, Middle District of Florida, Tampa Division, on March 26, 1999. Plaintiffs allege violations of the wage and hour laws of the Fair Labor Standards Act with respect to themselves and all others similarly situated. Plaintiffs seek overtime pay, back pay, and attorneys fees. The plaintiffs have alleged monetary damages of approximately $1.5 million representing back wages. Plaintiffs have filed a motion to facilitate notice of the lawsuit to all current and previous employees (for a period of three years prior to the filing of the lawsuit) to allow them to join the lawsuit as plaintiffs. Cooker has denied any and all liability for these claims. The parties have agreed to enter into an agreement in principle to settle this case for $75,000.

     On September 17, 1999, certain of the plaintiffs in the Burnette action described above, as well as other plaintiffs, filed a class action in the United States District Court, Middle District of Florida, entitled Clemmons et al. v. Cooker Restaurant Corporation. Plaintiffs allege that Cooker has discriminated on the basis of race in the hiring and promotion of employees. Plaintiffs sought injunctive relief, attorneys fees, back pay and lost benefits, and reinstatement. At this time, the parties have entered into an agreement providing for a monetary payment by Cooker's insurance carrier in settlement of all claims. The court has approved the settlement and has dismissed the case with prejudice.

The case of Rebecca Conway. v. Cooker Restaurant Corporation was filed in the Courts of Common Pleas, Cuyahoga County, Ohio in October 2000. This suit is a result of an after hours, non-Cooker sanctioned, function which resulted in the termination of four Cooker managers and five Cooker crew members. One of the terminated crew members, the plaintiff, is alleging inappropriate and unwelcomed behavior of others toward the plaintiff that night in question. The suit names Cooker Restaurant, two Cooker managers and 2 crew members as defendants with six counts against each; sexual harassment, retaliatory suspension and discharge, assault, battery, invasion of privacy, and intentional infliction of emotional distress. For each defendant and each count the plaintiff is seeking $25,000 and undetermined amounts "such further relief as the court deems necessary and proper" and attorney fees via a jury trial. Cooker intends to vigorously defend the lawsuit, but there can be no assurance that the Registrant will ultimately prevail, because the case is in its early stages the Registrant has not yet determined the impact, if any, upon the financial statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Supplemental Item.  Executive Officers of the Registrant.

     Set forth below is information regarding the executive officers of the Registrant as of December 31, 2000:

       Name                              Office                    Age
--------------------            -------------------------        --------
Henry R. Hillenmeyer		Chairman of the Board and
                                Chief Executive Officer             57
Daniel A. Clay                  Executive Vice President and
                                Chief Operating Officer             42
Mark W. Mikosz                  Vice President and Chief
                                Financial Officer                   52
Margaret A. Epperson            Secretary                           55

     HENRY R. HILLENMEYER, age 57, has been Chairman of the Board and Chief Executive Officer of the Registrant since August 1999; and has served as a director of the Registrant since 1994. Prior to joining Cooker, Mr. Hillenmeyer spent 15 years with Southern Hospitality Corporation, a 35-unit Wendy's franchisee based in Nashville, Tennessee, in a number of titles, but most recently as its Chairman, President and director until the Registrant was sold in 1994. Southern Hospitality Corporation was created by the merger in 1980 of Wendy's of Nashville, Inc. into Ireland's Restaurants, Inc. In 1986, Southern Hospitality Corporation sold its three full service restaurant concepts, including Cooker, to a group including Glenn W. Cockburn, former Senior Vice President of Cooker, and G. Arthur Seelbinder, the former CEO of Cooker. Cooker Bar and Grille emerged from the three concepts to become the focus of the Registrant's operations. Mr. Hillenmeyer has also served as Chairman and CEO of Careerhighway.Com (formerly Skillsearch Corporation), an internet recruitment company, from 1995 until February 18, 2000. Mr. Hillenmeyer is a former Chairman of the Board of Junior Achievement of Middle Tennessee, Inc. He earned a B.A. degree in Economics from Yale University.

     DANIEL A. CLAY, age 42, is a new director of our company. He is the Executive Vice President and Chief Operating Officer of the
Registrant, and was elected to the Board in January 2001. Dan most recently was a Partner, President and Chief Operating Officer of Catawba's Tex-Mex Restaurants. Prior to that, he was with Houston's Restaurants, Inc. for 15 years, rising from General Manager to Regional Manager to Vice President of Operations. Mr. Clay was with
S&A Restaurant Corporation for 7 years prior to his employment with Houston's. Dan received his degree in Business Administration from the University of Missouri in 1980.

     MARK W. MIKOSZ, age 52, has been Vice President and Chief Financial Officer of the Registrant since June 1998. Prior to joining the Registrant, Mr. Mikosz was with Roundy's Inc. from 1989 through 1994 where he served in various capacities, including Vice President of Finance, Vice President of Marketing, Division President, and
Corporate Director of Financial and Retail Services. Mr. Mikosz has been in the food industry since 1972.

     MARGARET A. EPPERSON, age 55, has been Secretary and Treasurer of the Registrant since 1986.

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

     The Registrant's common shares are traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "CGRT". The shares of the Registrant's common stock began trading on the Over-the-Counter Bulletin Board ("OTCBB") and ceased trading on the American Stock Exchange ("AMEX") effective Thursday, December 14, 2000. The shares of the Registrant's common stock began trading on the American Stock Exchange ("AMEX") and ceased trading on the New York Stock Exchange ("NYSE") effective Monday, August 14, 2000. The Registrant had been a member of NYSE since May 11, 1994. In September 1999, the NYSE informed the Registrant that because of the adoption of new guidelines the Registrant no longer met the NYSE's continued listing requirements of $50 million for both equity and market capitalization. The prices set forth below reflect high and low sale prices for common shares in each of the quarters of fiscal 2000 and 1999 as reported by the NYSE, AMEX, and OTCBB.


    2000                          High                     Low
-------------------------------------------------------------------
1st Quarter                     $2-13/16                 $2-1/16
2nd Quarter                     $3-3/16                  $2-3/8
3rd Quarter                     $2-3/4                   $1
4th Quarter                     $1-1/4                   $ 13/16

    1999                          High                     Low
-------------------------------------------------------------------
1st Quarter                     $7-5/8                   $5-3/16
2nd Quarter                     $6-5/8                   $5-1/2
3rd Quarter                     $6-1/4                   $3-3/4
4th Quarter                     $4-1/16                  $2-1/2


     On February 28, 2001, the Registrant had approximately 2,900 shareholders of record.

     In January 2000 and 2001, the Registrant determined not to pay an annual dividend for fiscal years 1999 and 2000, respectively. Previously, the Registrant declared and paid an annual cash dividend of $.10 per common share for fiscal 1998 and of $.07 per common share for fiscal 1997, in each case, in February of the following year. Under the Registrant's loan agreements, dividends may be declared in any fiscal year providing such dividends do not cause the Registrant to be in default on the loans.

Item 6.  Selected Financial Data.

     The selected financial data presented below should be read in conjunction with the Registrant's Consolidated Financial Statements, the related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this filing.


                                                        (in thousands, except per share data)

                                                                      Fiscal Year (b)
                                                 -------------------------------------------------------
                                                   2000         1999        1998       1997       1996
                                                 -------------------------------------------------------

Sales                                             147,053     153,290     160,546    135,458    110,273
  Income (loss) before cumulative effect of
  a change in accounting principle                (29,131)     (3,274)      6,027      6,452      6,732
  Cumulative effect of accounting change,
    net of tax (a)                                    -           -           -         (496)      -
  Net (loss) income                               (29,131)     (3,274)      6,027      5,956      6,732
                                                 =======================================================
Basic earnings per common share:
  Income (loss) before cumulative effect of
    a change in accounting principle                (4.87)      (0.54)       0.66       0.64       0.75
  Cumulative effect of change in accounting
    for preoperational costs                          -           -           -        (0.05)       -
  Net (loss) income                                 (4.87)      (0.54)       0.66       0.59       0.75
                                                 =======================================================
Diluted earnings per common share:
  Income (loss) before cumulative effect of
    a change in accounting principle                (4.87)      (0.54)       0.65      0.63        0.72
  Cumulative effect of change in accounting for
    preoperational costs                              -           -           -       (0.05)        -
  Net (loss) income                                 (4.87)      (0.54)       0.65      0.58        0.72
                                                 =======================================================

Long-term obligations                                 -        81,222      82,712    42,917      16,822
Total assets                                      120,938     149,298     153,267   142,921     114,633
Dividends per share                                   -           -          0.10      0.07        0.06
Proforma amounts assuming change in accounting
  principle is applied retroactively; (a)
  Net income (loss)                               (29,131)     (3,274)      6,027     6,452       6,442
  Earnings (loss) per share - basic                 (4.87)      (0.54)       0.66      0.64        0.72
  Earnings (loss) per share - diluted               (4.87)      (0.54)       0.65      0.63        0.69



(a) Effective December 30, 1996, the Registrant changed its method of accounting for preoperational costs, costs for employee training and relocation, and supplies incurred in the connection with the opening of a restaurant to expense these costs as incurred.

(b) The fiscal years ended on December 31, 2000, January 2, 2000, January 3, 1999, December 28, 1997, and December 29, 1996, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations.

     The following should be read in conjunction with the Registrant's Consolidated Financial Statements and the related notes thereto included elsewhere herein.

Results of Operations

     The following table sets forth, as a percentage of sales, certain items appearing in the Registrant's statements of operations.


                                                            Fiscal Year (a)
                                                 ---------------------------------
                                                  2000         1999        1998
                                                 ---------------------------------

Sales                                            100.0%       100.0%      100.0%
                                                 ---------------------------------
Cost of Sales:
  Food and beverage                               29.2         28.5        28.7
  Labor                                           37.9         35.4        35.0
  Restaurant operating expenses                   20.8         18.6        18.4
  Restaurant depreciation                          4.1          4.2         3.9
  General and administrative                       6.5          7.2         5.9
  Preoperational costs                             0.3          0.4         0.6
  Impairment of long-lived assets                 14.0          2.0          -
  Loss on loan guaranty                            0.4          1.6          -
  Severance charges                                0.2          0.8          -
  Severance recovery                              (0.6)          -           -
  Interest expense                                 7.2          4.5         2.5
  Amortization of loan fees                        1.2          0.1          -
  Loss (gain) on sale of property                  0.2           -         (0.1)
  Interest and other income, net                  (0.3)        (0.1)       (0.2)
                                                 ---------------------------------
                                                 121.1        103.2        94.7
                                                 ---------------------------------

(Loss) income before income taxes                (21.1)        (3.2)        5.3

(Benefit) provision for income taxes              (1.3)        (1.2)        1.6
                                                 ---------------------------------
Net (loss) income                                (19.8)        (2.0)        3.7
                                                 =================================



(a) The fiscal years ended on December 31, 2000, January 2, 2000, and January 3, 1999, respectively.


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

2000 Compared with 1999

Sales
-----

     Sales for 2000 decreased 4.1%, or $6,237,000, to $147,053,000 compared to sales of $153,290,000 for 1999. The decrease in 2000 is due to a decrease in the number of guests at the restaurants, as well as restaurant closings, partially offset by new restaurant openings. The Registrant opened two new restaurants in 2000 in Pittsburgh, PA and Nashville, TN. Same store sales were down 4.7% in 2000. The average check in 2000 was $12.06 as compared to $11.76 in 1999.

Food and beverage
-----------------

     The cost of food and beverage in 2000 was $42,925,000 as compared to $43,683,000 in 1999. The decrease of $758,000, or 1.7%, is primarily due to decreased sales in 2000 as compared to 1999. As a percent of sales, the cost of food and beverage was 29.2% in 2000, as compared to 28.5% in 1999. The increase in 2000 is due primarily to increased prices, menu changes, as well as an industry supply problem, which occurred when a major supplier filed for bankruptcy in the first half of the year. Disruptions in scheduled deliveries as a result of this supply problem necessitated certain purchases from other outside sources at less favorable prices.

Labor
-----

     Labor costs in 2000 were $55,763,000 as compared to $54,279,000 in 1999. The increase of $1,484,000, or 2.7%, is primarily due to an increase in cook costs as a result of changes in food preparation due to the new menu, an increase in management and bonus costs and an increase in benefits and taxes. Crew labor increased $291,000 in 2000 as compared to 1999, and benefits/payroll taxes increased $1,066,000 in 2000 as compared to 1999. Labor costs as a percent of sales for 2000 were 37.9% as compared to 35.4% for 1999. The increase is due mainly to decreased same-store sales for the year as well as increased cook and manager costs, which remain relatively fixed at the individual restaurant level. Cook and manager costs in 2000 increased $646,000 as compared to 1999 due to higher salaries and increased bonus costs.

Restaurant operating expenses
-----------------------------

     Restaurant operating expenses in 2000 were $30,528,000 as compared to $28,511,000 in 1999. The increase of $2,017,000 was primarily due to an increase in public relations and promotions costs of $1,050,000, smallwares of $154,000, repairs and maintenance costs of $281,000 and occupancy costs, including rent and property taxes and insurance, of $567,000. Restaurant operating expenses as a percent of sales in 2000 were 20.8% as compared to 18.6% in 1999. The increase in percentage terms is due mainly to decreased sales in the current period.

Restaurant depreciation
-----------------------

     Restaurant depreciation expense in 2000, was $6,024,000 as compared to $6,405,000 in 1999. The decrease of $381,000 is due to the closing of one restaurant in the first half of 2000. Additionally, depreciation expense on certain units decreased as a result of impairment charges recorded on those sites in the third and fourth quarter of fiscal 2000.

General and administrative expenses
-----------------------------------

     General and administrative expenses in 2000 were $9,561,000 as compared to $11,087,000 in 1999. The decrease of $1,526,000 is due primarily to decreases in salaries and bonuses of $685,000 and marketing costs of $563,000. General and administrative expenses, as a percent of sales in 2000 was 6.5% as compared to 7.2% in 1999.

Preoperational costs
--------------------

     Preoperational costs in 2000 were $378,000 as compared to $646,000 in 1999. The decrease of $268,000 is due entirely to the decrease in the number of store openings in 2000, as compared to 1999. The Registrant opened two new restaurants in 2000 as compared to five opened in 1999.

Impairment of long-lived assets
-------------------------------

     Impairment charges in 2000 were $20,515,000 as compared to $3,058,000 in 1999. During the year ended December 31, 2000, the Registrant recorded impairment charges on 24 of its restaurants. Of these 24 restaurants, 20 sites were held for sale as of December 31, 2000. Due to the current situation regarding the Registrant's Term Debt, the Registrant determined that the most prudent action would be to sell these properties and use the proceeds to pay down portions of the Term Debt. The Registrant wrote the properties down to fair value, less certain selling costs, and reclassified these sites to assets held for sale in its December 31, 2000 balance sheet. Impairment charges on assets held for use were determined from expected future cash flows at the individual store level. Annually, or more frequently if events or circumstances change, a determination is made by management to ascertain whether property and equipment and other intangibles have been impaired based upon the sum of future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, the Registrant will recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.

Loss on loan guaranty
---------------------

     During 2000, the Registrant recorded a loss on loan guaranty of $633,000, all of which was recorded during the first quarter of 2000, as compared to a loss of $2,454,000 for 1999. In 1994, the Board of Directors approved a guaranty by the Registrant of a loan of $5,000,000 to G. Arthur Seelbinder, the former Chairman of the Board and a former Director, and his wife. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). The loan was secured by 323,000 common shares owned by Mr. Seelbinder and a cash deposit from the Registrant of approximately $3,000,000. The term of the loan and the guaranty were extended until March 1, 2000, at which time the loan matured. As of March 1, 2000 the balance of the loan was $3,753,000. On March 8, 2000, the Bank sold Mr. Seelbinder's stock for $666,000 in a private transaction, and applied this amount to the loan. The remaining balance of the loan of $3,087,000 was funded by the Registrant as a result of its guaranty. Accordingly, the Registrant recorded an additional loss on the guaranty of approximately $633,000, the difference between the amount due the Bank, and the $2,454,000 reserve previously recorded.

     On November 16, 2000, the Registrant entered into an agreement with Mr. Seelbinder, which stipulates and defines certain repayment terms for $2,737,000 due to the Registrant in conjunction with the loan guaranty. The agreement simultaneously terminates the existing severance agreement and the vested and unvested stock options held by Mr. Seelbinder. In addition to the termination of the severance agreement, Mr. Seelbinder agreed to resign from the Registrant's Board of Directors.


Severance charges and recovery
------------------------------

     Severance charges in 2000 and 1999 were $347,000 and $1,300,000, respectively. The 2000 charges represent an accrual for the severance agreement reached between the Registrant and its former Senior Vice President-Operations in the fourth quarter. The amounts granted to the former Senior Vice President in conjunction with this agreement represent amounts to be paid for past services rendered to the Registrant, and therefore the registrant accrued for the full amount of the severance package during the fourth quarter of 2000. The 1999 charges represent the value of the severance agreement reached between the Registrant and its former Chairman and Chief Executive Officer, G. Arthur Seelbinder. Of this amount, $212,000 represents the write-off of certain amounts owed to the Registrant by Mr. Seelbinder, and $1,088,000 represents an accrual for amounts to be received by Mr. Seelbinder over the duration of the agreements in consideration for past services rendered to the Registrant by Mr. Seelbinder.

     On March 8, 2000, the Registrant was called upon by the Bank to honor its guaranty of Mr. Seelbinder's loan as described in Note 5 to the financial statements. On that date, the balance of the severance liability to Mr. Seelbinder was approximately $910,000. In accordance with the agreement with Mr. Seelbinder, a portion of this amount, less certain amounts representing federal withholding liabilities, was applied to the amounts owed by him to the Registrant as a result of the Registrant's payment under the guaranty. Certain other amounts were forfeited but not applied to the amount due to the Registrant. As a result, approximately $910,000 in accrued severance liabilities was forfeited by Mr. Seelbinder, with a portion thereof applied to the
guaranty amount.   For the year ended December 31, 2000, the
Registrant recorded a gain on severance recovery of $907,000, all but $97,000 of which was recorded during the first quarter of 2000.

Interest expense
----------------

     Interest expense in 2000 was $10,670,000 as compared to $6,828,000 in 1999. The increase of $3,842,000 is due to the additional accrued interest, including $555,000 in penalty interest, $206,000 in regular late fees, and $2,360,000 accelerated late fees in conjunction the status of the Registrant's Term Loan. See Liquidity and capital resources.

Loss on disposal of fixed assets
--------------------------------

     In the year ended December 31, 2000, the Registrant recorded a loss on disposal of fixed assets of $354,000, the majority of which was recorded in the first quarter of 2000. $222,000 of the charge represented the book value of certain leasehold improvements and equipment related to the Registrant's restaurant in Indianapolis, IN, a leased site. In late fiscal 1999, the site incurred certain structural damage in the kitchen. The Registrant closed the site, pending repair of the damage. In March 2000, the Registrant reached an agreement with the site's landlord, wherein the landlord refunded the prior three months' rent to the Registrant, the Registrant removed certain kitchen equipment, supplies, computer equipment and other furniture and fixtures, and the lease was terminated without any further liability or obligation to the Registrant. At the time of the agreement, the book value of the leasehold improvements and equipment was approximately $277,000. The Registrant removed items with a net book value of approximately $55,000 from the premises. Accordingly, the Registrant recorded a loss on disposal of $222,000 in March 2000. The Registrant received no proceeds for the items disposed.

(Benefit) provision for income taxes
------------------------------------

     The (benefit) provision for income taxes for 2000 and 1999, as a percentage of (loss) income before taxes, was (6.3%) and (35.0%), respectively. The change in the effective tax rate in the current year is primarily due to the increase in the valuation allowance on the deferred tax assets. SFAS No. 109 requires that the deferred tax assets be reduced by a valuation allowance to the extent that it is "more likely than not" that the asset will be realized. During the fourth quarter of 2000, the Registrant established a valuation allowance to eliminate the deferred tax asset since it was more likely than not that the tax asset would not be realized.

1999 Compared with 1998

Sales
-----

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

Food and beverage
-----------------

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

Labor
-----

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

Restaurant operating expenses
-----------------------------

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

Restaurant depreciation
-----------------------

     Restaurant depreciation expense in 1999, was $6,405,000 as compared to $6,210,000 in 1998. The increase of $195,000 is due to the opening of additional stores in 1999. While the Registrant did close seven restaurants in 1999, only one unit, Bethesda, MD, was sold. Of the remaining six units closed, five units are owned and are currently being depreciated. The Registrant intends to lease these units to third parties. The remaining unit was leased and the Registrant recorded an impairment charge on this location which reduced the net book value of the site to $0.

General and administrative expenses
-----------------------------------

     General and administrative expenses in 1999 were $11,087,000 as compared to $9,431,000 in 1998. The increase of $1,656,000 is due mainly to a one-time charge taken by the Registrant in the third quarter of 1999 of $943,000. Included in this charge was a reserve of approximately $155,000 for a state tax audit, $361,000 to adjust the Registrant's workers' compensation and health insurance reserves, $250,000 in signing bonus for the Registrant's new CEO, Mr. Henry Hillenmeyer, and $177,000 in other miscellaneous charges. The remaining increase of $713,000 is due primarily to increases in wage costs of $204,000, legal costs of $284,000, marketing costs of $513,000, and a gain on the sale of land of approximately $222,000 in 1998 which did not reoccur in 1999, offset by a decrease in relocation costs of $181,000, other miscellaneous expenses of $120,000 and an increase in rental income of $209,000. General and administrative expenses as a percent of sales in 1999 was 7.2% as compared to 5.9% in 1998.

Preoperational costs
--------------------

     Preoperational costs in 1999 were $646,000 as compared to $896,000 in 1998. The decrease of $250,000 is due entirely to the decrease in the number of store openings in 1999 as compared to 1998. The Registrant opened five new restaurants in 1999 as compared to seven opened in 1998.

Impairment of long-lived assets
-------------------------------

     Impairment charges in 1999 were $3,058,000, which were recorded on 7 of the Registrant's restaurants. Annually, or more frequently if events or circumstances change, a determination is made by management to ascertain whether property and equipment and other intangibles have been impaired based upon the sum of future undiscounted cash flows from operating activities. Based upon a review of the Registrant's restaurants at the end of the third quarter of 1999, as well as the decline in same store sales of 7.2% for the third quarter and the decreases in customer counts and cash flows at these locations, the Registrant determined that certain of its long-lived assets were impaired. Accordingly, the Registrant recorded a charge for the impairment of seven of its restaurant locations in 1999.

Loss on loan guaranty
---------------------

     During 1999, the Registrant recorded a reserve for loan guaranty loss of $2,454,000. In 1994, the Board of Directors approved a guaranty by the Registrant of a loan of $5,000,000 to G. Arthur Seelbinder (the "Loan"), the former Chairman of the Board and a former Director of the Registrant. The Loan was secured by the Registrant's guaranty and 323,000 shares of the Registrant's common stock owned by Mr.
Seelbinder. During the fourth quarter of 1998, the lender required the Registrant to make a cash deposit in such amount to satisfy the difference between the value of the shares pledged as collateral for the loan and the face amount of the loan. The adequacy of this deposit is assessed by the lender periodically based upon changes in the price of the Registrant's common stock. During the third quarter of 1999, Mr. Henry Hillenmeyer replaced Mr. Seelbinder as Chairman and CEO of the Registrant. Based primarily upon the significant change in Mr. Seelbinder's employment status, and the value of Mr. Seelbinder's common stock at the end of the Registrant's fiscal 1999 third quarter, the Registrant believed that it was, probable that a loss on the loan guaranty had been incurred as of the end of the Registrant's fiscal
1999 third quarter.

Severance charges
-----------------

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

Interest expense
----------------

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

(Benefit) provision for income taxes
------------------------------------

     The (benefit) provision for income taxes for 1999 and 1998, as a percentage of (loss) income before taxes, was (35.0%) and 30.1%, respectively. The change in the effective tax rate in the current year is primarily due to a reversal of a liability in the prior year for a previous year's tax audit assessment that did not reoccur in the current year.

Liquidity and Capital Resources
-------------------------------

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

     During 1998, the Registrant entered into a new term loan agreement with NationsBank of Tennessee and First Union National Bank (the "Term Loan") and a term loan with the CIT/Equipment Financing Group, Inc. (collectively the "Lenders") in conjunction with its repurchase of common stock pursuant to the Tender Offer (the "Offer") which was completed on October 5, 1998. The Registrant borrowed $70,500,000 under the two term loan agreements with the Lenders, and established a $10,000,000 Revolving Line of Credit (the "Revolver") with NationsBank of Tennessee. Pursuant to certain renegotiations of the Registrant's debt terms in December 1999, the amount available under the Revolver was extended to $13,500,000. No other financial terms of the original agreements with the lenders were changed as a result of the negotiations. Of the $70,500,000 in term loans, $30,000,000 was with NationsBank of Tennessee, $22,500,000 was with First Union National Bank, and $18,000,000 was with the CIT/Equipment Financing Group, Inc. As of December 31, 2000, the Registrant had borrowed $13,425,000 against the Revolver and the outstanding balance of the Term Loans was approximately $60,367,000.

     Pursuant to the terms of the original agreement, the Registrant was required to make principal and interest payments of approximately $345,000 to First Union on $22,500,000 of its Term Loan and principal payments of $166,670, plus applicable interest, to NationsBank on $30,000,000 of its Term Loan balance. Such payments were scheduled to continue until March 24, 2004, upon which date, all remaining amounts, principal and interest, under the Term Loan and the Revolver were to be due in full. Additionally, the Registrant makes monthly payments of $267,639, including principal and interest, to CIT. Such payments will continue until September 30, 2003, at which time all remaining amounts under the agreement with CIT will be due in full.

    During fiscal 2000, the Registrant opened two additional units. Capital expenditures for the new restaurants totaled $938,000, and were funded by cash flows of $2,578,000 from operations. The Registrant does not intend to open any additional restaurants in 2001. Total cash expenditures for restaurant expansion and improvements are projected to be approximately $1,800,000 for fiscal 2001. The Registrant believes that cash flows from operations will be sufficient to fund the ongoing maintenance and remodeling of existing restaurants as well as other working capital requirements.

    For the quarter ended October 1, 2000, the Registrant was not in compliance with certain covenants pertaining to its debt with Bank of America, N.A. (as successor to NationsBank) and First Union National Bank (collectively, the "Term Lenders"). Based on such non-compliance, the Term Lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. In addition to not being in compliance with certain covenants, the Registrant did not make its full (interest and principal) payment due on July 3, 2000 and it has not made any of its principal payments due to the Term Lenders since the partial payment made on July 3, 2000. The Registrant has not received a waiver from the Term Lenders to cure the non-compliance. Accordingly, the Registrant has reclassified the obligation to the Term Lenders as current for the year ended December 31, 2000.

    The Registrant received a six-month forbearance from the Term Lenders, effective through March 31, 2001, pertaining to its principal and interest payments during that time period. The forbearance allows for the postponement of principal and interest payments during the forbearance period. In January 2001 the Registrant sold three properties, one of which was the West Palm Beach Corporate Office Building. The majority of the sale proceeds were used to pay the interest portion of the Term Loan. The Registrant was current on the interest portion of the Term Loan, through January 21, 2001. The Registrant has also retained the services of an independent third party to assist the Registrant in obtaining other long term financing intended to replace its current debt agreement with the lenders. The Registrant is negotiating with the lenders a possible extension of the standstill agreement for a period of 9 months, to allow the Registrant time to secure new financing.

    For the quarter ended October 1, 2000, the Registrant also was not in compliance with certain covenants pertaining to its term debt with the CIT Group ("CIT"). Based on such non-compliance with certain covenants, CIT is entitled, at their discretion, to exercise certain remedies including acceleration of repayment. The Registrant has not received a waiver from CIT to cure the non-compliance. The Registrant is current on its payment obligations to CIT. Because the Registrant did not receive a waiver from CIT for the current non-compliance or for future periods, its obligation to CIT has been reclassified as a current liability. The Registrant is currently in negotiations with CIT to amend covenant requirements for future periods, however there can be no assurance that such negotiations will be successful.

    Additionally, Bank of America, N.A., as the agent for holders of its senior credit facility, notified First Union National Bank of North Carolina, the trustee under its 6 3/4 % Convertible Subordinated Debentures, that the Registrant was in default under its senior credit facility and that no payments could be made by the Registrant, or received by the trustee, with respect to the 6 3/4 % Convertible Subordinated Debentures. Such notification is within their rights as the agent for holders of the Registrant's senior credit facility. This notice blocked the Registrant's ability to pay the scheduled interest payments under the debentures as well as any payments of principal, any redemption payments or change of control purchase payments. The failure to make these payments, as required, and the existence of a default under the senior credit facility, constitutes a default under the terms of the 6 3/4 % Convertible Subordinated Debentures and certain other of Cooker's credit arrangements. As of December 31, 2000, the Registrant has reclassified the obligation to the holders of the 6 3/4% Convertible Subordinated Debentures as a current liability.

     During the fourth quarter of 2000 Bank One became the successor trustee under the 6 3/4 % Convertible Subordinated Debentures, replacing First Union National Bank of North Carolina.

     Further, the Registrant has completed the process of rolling out a new menu in all of its locations. The menu features new recipes, new presentations and larger portions, as well as new items. The
Registrant believes that the changes to the menu, as well as the focus on guest service, will have the impact of increasing sales and operating margins, as well as operating cash flows.

    In addition, the Registrant has signed leases with independent third parties on two properties it owns. The stores located on those properties were closed in fiscal 1999. The Registrant began to receive monthly rental payments in the third quarter 2000 on both properties. The Registrant also has subleased a closed leased site to an independent third party. The Registrant continues to actively market three closed store properties for sale. Successful sales of these properties will generate cash inflows for Registrant, a portion of which would be used to pay down amounts owed to the Term Lenders.

    There can be no assurance that the steps the Registrant is taking to increase sales will have the desired effect. Nor can there be any assurance that the Registrant's efforts to secure alternative financing or to sell closed store properties will be successful. In the event that such financing is not completed, such sales arrangements are not closed, or that sales do not increase, the Registrant may experience negative cash flows in the future.

    The Registrant's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. If management's plans described above are not successful, the lenders could exercise their right to accelerate the repayment of the Registrant's debt, which would have a material adverse effect on the Registrant's financial condition, results of operations and liquidity. These conditions may indicate that the Registrant may be unable to continue as a going concern for a reasonable period of time. The Registrant's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The Registrant has only limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements have been utilized to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At December 31, 2000 and January 2, 2000, the Registrant was a party to an interest rate swap agreement with a termination date of September 28, 2001. Per the terms of the agreement, the Registrant pays 6.25% on $27,500,000 of it's total LIBOR-based floating rate debt, and receives LIBOR from the counterparty (a major bank). The fair value of the interest swap agreement approximated $187,000 and $118,000 at December 31, 2000 and January 2, 2000, respectively. On January 4, 2001 the interest swap agreement was cancelled, and payment of $187,000 was made to the counterparty. This amount will be recorded as interest expense in the quarter ended March 31, 2001.

     In 1994, the board of directors approved a guaranty by the Registrant of a loan of $5,000,000 to G. Arthur Seelbinder, the former Chairman of the Board and a former Director, and his wife. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). The loan was secured by 323,000 common shares owned by Mr. Seelbinder and a cash deposit from the Registrant of approximately $3,000,000. The term of the loan and the guaranty were extended until March 1, 2000, at which time the loan matured. As of March 1, 2000 the balance of the loan was $3,753,000.

     On March 8, 2000, the Bank sold Mr. Seelbinder's stock for $666,000 in a private transaction and applied this amount to the loan. The remaining balance of the loan, $3,087,000, was funded by the Registrant, as a result of the guaranty. Accordingly, in the first quarter of fiscal 2000 the Registrant recorded an additional loss on the guaranty of approximately $633,000, the difference between the amount due the Bank and the reserve previously recorded. In addition to any rights the Registrant has to collect from Mr. Seelbinder as the Bank's successors, any amount due to Mr. Seelbinder, under the settlement agreement the Registrant entered into with him when he stepped down as Chairman and Chief Executive Officer, are to be paid to the Registrant and applied to the amounts it paid on account of the guaranty. The Registrant's liability under the guaranty was fully provided for by its existing cash deposit and amounts offset against the settlement agreement.

    On November 16, 2000, the Registrant entered into an agreement with Mr. Seelbinder, which stipulates and defines certain repayment terms for $2,737,000 due to the Registrant in conjunction with the loan guaranty. The agreement simultaneously terminates the existing severance agreement between the Registrant and Mr. Seelbinder and the vested and unvested Seelbinder Options. In addition to the termination of the severance agreement, Mr. Seelbinder agreed to resign from the Registrant's Board of Directors.

Recent Accounting Pronouncements
--------------------------------

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement 133 and Amendment of FASB Statement 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset, liability or firm commitment (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative (this is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement, as amended, shall be effective for the Registrant in the first quarter of fiscal 2001. The Registrant has determined the adoption of SFAS No. 133, as amended, will have no material effect on the Registrant's results of operations or statement of financial position.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk Management

     The Registrant continually monitors and considers methods to manage the rate sensitivity of its financial instruments (principally debt). Such monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates which could have a material effect on the cash flows, earnings, or fair value of the Registrant's financial instruments. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the effect on the Registrant's derivative and other fixed rate financial instruments in the event of hypothetical changes in interest rates. For the Registrant's variable rate financial instruments, the analysis is performed to determine the effect on the cash flows of the instrument. Such hypothetical changes reflect management's best estimate of reasonably possible, near-term changes. A hypothetical change in the Registrant's interest rate on the variable rate debt would impact interest expense by approximately $579,000 and $449,000 for the fiscal years ended 2000 and 1999, respectively. Based upon such, actual values may differ from those projections calculated by the Registrant.


Item 8.	Financial Statements and Supplementary Data.

     The financial statements of the Registrant, and the related notes are set forth at pages F-1 through F-22 attached hereto.

     The supplementary data of the Registrant is contained in note 14, of the notes to the financial statements, set forth at page F-22 attached hereto.


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


                             PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information regarding the Registrant's directors, is set forth at "ELECTION OF DIRECTORS; Nominees for Election as Directors, Directors Whose Terms Continue Until the 2001 Annual Meeting and Directors Whose Terms Continue Until the 2002 Annual Meeting", in the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement"), which information is incorporated herein by reference. Information regarding the Registrant's executive officers is set forth in PART I of this report at "Supplemental Item. Executive Officers of the Registrant."


Item 11.  Executive Compensation.

     The information required by this item is set forth at "COMPENSATION OF MANAGEMENT" in the 2001 Proxy Statement which information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

     The information required by this item is set forth at "SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 2001 Proxy Statement which information is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

     The information required by this item is set forth at "COMPENSATION OF MANAGEMENT" in the 2001 Proxy Statement which information is incorporated herein by reference.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)  Documents filed as part of this Form 10-K.

     (1)  Consolidated Financial Statements:

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 2000, and
          January 2, 2000

          Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2000, January 2, 2000, and January 3, 1999

          Consolidated Statement of Changes in Shareholders' Equity for the Fiscal Years Ended December 31, 2000, January 2, 2000, and January 3, 1999

          Consolidated Statement of Cash Flows for the Fiscal Years Ended December 31, 2000, January 2, 2000, and January 3, 1999

          Notes to Consolidated Financial Statements for the Fiscal Years Ended December 31, 2000, January 2, 2000, and January 3, 1999

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

10.1-10.3 Reserved.

10.4 Amended and Restated Loan Agreement dated December 22, 1995 between Registrant and First Union National Bank of Tennessee (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K"), Commission File No. 0-16806).

10.5 Underwriting Agreement dated May 7, 1996 with Montgomery Securities and Equitable Securities Corporation (incorporated by reference to Exhibit 10.5 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1996 (the "June 1996 Form 10-Q"), Commission File No. 0-16806).

10.6 Form of Contingent Employment Agreement and schedule of executed Agreements (incorporated by reference to Exhibit 10.6 of the 1995 Form 10-K; Commission File No. 0-16806).*

10.7 The Registrant's 1988 Employee Stock Option Plan and 1992 Employee Stock Option Plan, Amended and Restated April 22, 1996, (incorporated by reference to Exhibit 10.7 to the June 1996 Form 10-Q, Commission File No. 0-16806).*

10.8 The Registrant's 1988 Directors Stock Option Plan, as amended and restated. (incorporated by reference to Exhibit 10.8 to the Registrant's annual report on Form 10-K for the fiscal year ended December 29, 1996 (the "1996 Form 10-K");
          Commission File No. 0-13044).*

10.9 The Registrant's 1992 Directors Stock Option Plan, as amended and restated. (incorporated by reference to Exhibit 10.9 to the 1996 Form 10-K; Commission File No. 0-13044).*

10.10     The Registrant's 1996 Officers' Stock Option Plan
          (incorporated by reference to Exhibit 10.10 of the 1995 Form 10-K; Commission File No. 0-16806). *

10.11     Reaffirmation and Amendment to Guaranty and Suretyship
          Agreement between Registrant and NationsBank of Tennessee, N.A. dated July 24, 1995 (incorporated by reference to
          Exhibit 10.11 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995; Commission File No. 1-13044).

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

10.16 Third Amendment to Amended and Restated Loan Agreement dated as of January 1,1998 between the Registrant and First Union National Bank, a national banking association, as successor in interest to First Union National Bank of Tennessee (filed herewith to Exhibit 10.16 to the 2000 Form 10-K; Commission File No. 1-13044).

10.17 Fourth Amendment to Revolving/Term Loan Note dated as of January 1, 1998 between the Registrant and First Union
          National Bank, a national banking association, as successor in interest to First Union National Bank of Tennessee
          (incorporated by reference to Exhibit 10.17 to the 1997 Form 10-K; Commission File No. 0-13044).

10.18 Reaffirmation of Amended and Restated Guaranty made by the Registrant on April20, 1998 to the Chase Manhattan Bank
          (incorporated by reference to Exhibit 10.18 to the 1997 Form 10-K; Commission File No. 0-13044).

10.19     Letter agreement dated March 26, 1998 between The Chase
          Manhattan Bank and G. Arthur Seelbinder (incorporated by reference to Exhibit 10.19 to the 1997 Form 10-K; Commission File No. 0-13044).

10.20 Amendment to Grid Time Promissory Note dated March 26, 1998 between The Chase Manhattan Bank and G. Arthur Seelbinder (incorporated by reference to Exhibit 10.20 to the 1997 Form 10-K; Commission File No. 0-13044).

10.21     Loan Agreement dated September 24, 1998, between the
          Registrant and First Union National Bank and NationsBank of Tennessee, N.A., both national banking associations
          (incorporated by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998; Commission File No. 1-13044).

10.22     Loan Agreement dated September 24, 1998, between the
          Registrant and The CIT Group/Equipment Financing, Inc.
          (incorporated by reference to Exhibit 10.22 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998; Commission File No. 1-13044).

10.23 Letter dated September 17, 1998 from G. Arthur Seelbinder to the Registrant (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Registrant's Schedule 13E-4 filed on September 18, 1998; Commission File No. 0-16806).

10.24     Letter agreement dated September 30, 1999 between the
          Registrant and G. Arthur Seelbinder (incorporated by reference to Exhibit 10.24 of the Registrant's Quarterly Report on
          Form 10-Q for the quarterly period ended October 3, 1999; Commission File No. 1-13044).

10.25 Letter agreement dated August 19, 1999 between the Registrant and Henry R. Hillenmeyer (incorporated by reference to Exhibit
          10.25 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 3, 1999; Commission File No. 1-13044).

10.26 Option Agreement dated August 19, 1999 between the Registrant and Henry R. Hillenmeyer (incorporated by reference to Exhibit
          10.26 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 3, 1999; Commission File No. 1-13044).

10.27 The Registrant's 2000 Non-Employee Director Stock Option Plan dated January 24, 2000 (filed herewith to Exhibit 10.27 to the 2000 Form 10-K; Commission File No. 1-13044).

10.28 Agreement of Resignation, Appointment, and Acceptance dated October 31, 2000 between the Registrant and First Union National Bank and Bank One, N.A. (filed herewith to Exhibit
          10.28 to the 2000 Form 10-K; Commission File No. 1-13044).

10.29 Letter agreement and release dated November 16, 2000 between the Registrant and G. Arthur Seelbinder & Kathleen W. Hammer (filed herewith to Exhibit 10.29 to the 2000 Form 10-K;
          Commission File No. 1-13044).

10.30 Severance and Consulting Agreement and Release dated November 30, 2000 between the Registrant and Glenn W. Cockburn (filed herewith to Exhibit 10.30 to the 2000 Form 10-K; Commission File No. 1-13044).

10.31 Option Agreement dated December 1, 2000 between the Registrant and Daniel A. Clay (filed herewith to Exhibit 10.31 to the 2000 Form 10-K; Commission File No. 1-13044).

10.32 Change of Control and Severance Agreement dated December 1, 2000 between the Registrant and Daniel A. Clay (filed herewith to Exhibit 10.32 to the 2000 Form 10-K; Commission File No. 1-13044).

10.33     Standstill Agreement dated January 8, 2001 between the
          Registrant and First Union National Bank and Bank of America, N.A. (formerly NationsBank of Tennessee, N.A), both national banking associations (filed herewith to Exhibit 10.33 to the 2000 Form 10-K; Commission File No. 1-13044).

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

Dated: March 26, 2001
                                     COOKER RESTAURANT CORPORATION
                                     (the "Registrant")

                                     By:    /s/ Henry R. Hillenmeyer
                                        ---------------------------------
                                        Henry R. Hillenmeyer
                                        Chairman of the Board,
                                        Chief Executive Officer and Director
                                        (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 28, 2001.

	SIGNATURE			TITLE

/s/Henry R. Hillenmeyer         Chairman of the Board, Chief
----------------------------    Executive Officer
Henry R. Hillenmeyer            (principal executive officer)
                                Officer and Director

/s/ Daniel A. Clay*		Executive Vice President-Chief
----------------------------    Operating Officer
Daniel A. Clay                  Officer and Director

/s/ Mark W. Mikosz*		Vice President - Chief Financial Officer
----------------------------    (principal financial and accounting officer)
Mark W. Mikosz

/s/ Robin V. Holderman*		Director
----------------------------
Robin V. Holderman

/s/ David T. Kollat*		Director
----------------------------
David T. Kollat

/s/ D. Shannon LeRoy*		Director
----------------------------
D. Shannon LeRoy

/s/ Harvey Palash*		Director
----------------------------
Harvey Palash

/s/ Brad Saltz*                 Director
----------------------------
Brad Saltz

*By:  /s/ Henry R. Hillenmeyer
-------------------------------
Henry R. Hillenmeyer
Attorney-in-Fact

     ==============================================================




                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                        ----------------------

                    COOKER RESTAURANT CORPORATION

                        ----------------------


                        FORM 10-K ANNUAL REPORT


                       FOR THE FISCAL YEAR ENDED:

                           DECEMBER 31, 2000

                        ----------------------


                   CONSOLIDATED FINANCIAL STATEMENTS


                        ----------------------




     ==============================================================

             COOKER RESTAURANT CORPORATION AND SUBSIDIARIES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page

Independent Auditors' Report - KPMG LLP ............................  F-2

Independent Auditors' Report - Deloitte & Touche LLP................  F-3

Consolidated Balance Sheets as of December 31, 2000
  and January 2, 2000...............................................  F-4

Consolidated Statements of Operations for the fiscal years
  ended December 31, 2000, January 2, 2000, and January 3, 1999.....  F-5

Consolidated Statements of Changes in Shareholders' Equity for
  the fiscal years ended December 31, 2000, January 2, 2000, and January 3, 1999...............................................  F-6

Consolidated Statements of Cash Flows for the fiscal years
  ended December 31, 2000, January 2, 2000, and January 3, 1999.....  F-7

Notes to Consolidated Financial Statements..........................  F-8-F-22

                            [KPMG LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Cooker Restaurant Corporation:


We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows of Cooker Restaurant Corporation and subsidiaries (the "Company") for the year ended January 3, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Cooker Restaurant Corporation and subsidiaries for the year ended January 3, 1999, in conformity with accounting principles generally accepted in the United States of America.


                                   /s/ KPMG LLP

January 27, 1999
Fort Lauderdale, Florida

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Cooker Restaurant Corporation:

We have audited the accompanying consolidated balance sheets of Cooker Restaurant Corporation and subsidiaries (the "Company") as of December 31, 2000 and January 2, 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and January 2, 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's losses from operations, working capital deficiency and non-compliance with the terms of it's debt facility raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Deloitte & Touche LLP


Certified Public Accountants

West Palm Beach, Florida
March 7, 2001

            COOKER RESTAURANT CORPORATION AND SUBSIDIARIES

                     Consolidated Balance Sheets
                    (Dollar amounts in thousands)

                                                December 31,        January 2,
                                                   2000               2000
                                                ------------       -----------
                     ASSETS
                     ------
Current Assets:
   Cash and cash equivalents                    $     1,602        $     1,428
   Inventory                                          1,365              1,326
   Assets held for sale                              30,793                 67
   Prepaid and other current assets                   1,687              1,402
   Income tax receivable                              1,888                675
                                                -----------        -----------
          Total current assets                       37,335              4,898

   Property and equipment, net                       82,127            138,644
   Restricted cash                                     -                 2,919
   Other assets, net                                  1,663              2,837
                                                -----------        -----------
          Total assets                          $   121,125        $   149,298
                                                ===========        ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
   Current maturities of long-term debt         $    86,339        $     6,858
   Accounts payable                                   2,628              4,154
   Accrued liabilities                               14,950              8,585
   Reserve for loan guaranty loss                      -                 2,454
   Capital lease obligation, current                     98                188
                                                -----------        -----------
          Total current liabilities                 104,015             22,239

Long-term debt                                         -                81,097
Capital lease obligation, long-term                    -                   125
Deferred income taxes                                  -                 1,048
Other liabilities                                     1,452               -
                                                -----------        -----------
          Total liabilities                         105,467            104,509
                                                -----------        -----------
Commitments and contingencies (Note 11)

Shareholders' equity:
   Common shares-without par value:
      authorized 30,000,000 shares; issued
      10,548,000 at December 31, 2000 and
      January 2, 2000                                62,211             62,211
   Retained earnings                                  1,876             31,007
   Treasury stock, at cost, 4,562,000
      shares at December 31, 2000 and
      January 2, 2000                               (48,429)           (48,429)
                                                -----------        -----------
          Total shareholders' equity                 15,658             44,789
                                                -----------        -----------
Total liabilities and shareholders' equity      $   121,125        $   149,298
                                                ===========        ===========



        See accompanying notes to consolidated financial statements

              COOKER RESTAURANT CORPORATION AND SUBSIDIARIES

                  Consolidated Statements of Operations
                  (In thousands, except per share data)


                                        December 31,    January 2,      January 3,
                                           2000            2000            1999
                                        -------------------------------------------
Sales                                   $  147,053      $  153,290      $  160,546
                                        -------------------------------------------
Cost of Sales:
  Food and beverage                         42,925          43,683          46,067
  Labor                                     55,763          54,279          56,252
  Restaurant operating expenses             30,528          28,511          29,519
  Restaurant depreciation                    6,024           6,405           6,210
  General and administrative                 9,561          11,087           9,431
  Preoperational costs                         378             646             896
  Impairment of long-lived assets           20,515           3,058            -
  Loss on loan guaranty                        633           2,454            -
  Severance charges                            347           1,300            -
  Severance recovery                          (907)           -               -
  Interest expense                          10,670           6,828           4,022
  Amortization of loan fees                  1,736             175             151
  Loss (gain) on sale of property              354               4            (223)
  Interest and other income, net              (373)           (106)           (307)
                                        -------------------------------------------
                                           178,154         158,324         152,018
                                        -------------------------------------------

(Loss) income before income taxes          (31,101)         (5,034)          8,528

(Benefit) provision for income taxes        (1,970)         (1,760)          2,601
                                        -------------------------------------------
Net (loss) income                       $  (29,131)     $   (3,274)     $    5,927
                                        ===========================================
Basic earnings (loss) per common
  share:
    Net (loss) income                   $    (4.87)     $    (0.54)     $     0.66
                                        ===========================================
Diluted earnings (loss) per common
  share:
    Net (loss) income                   $    (4.87)     $    (0.54)     $     0.65
                                        ===========================================




          See accompanying notes to consolidated financial statements

            COOKER RESTAURANT CORPORATION AND SUBSIDIARIES

     Consolidated Statements of Changes in Shareholders' Equity
                (Dollar and share amounts in thousands)


 Fiscal years ended December 31, 2000, January 2, 2000, and January 3, 1999

                                       Common Shares          Retained        Treasury Stock
                                     Shares      Amounts      Earnings      Shares      Amounts       Total
                                     ------     ---------     --------      ------     ---------    ---------

Balance, December 28, 1997           10,548     $  63,039     $  29,570        526     $  (6,137)   $  86,472
  Shares repurchased                   -             -             -         4,006       (42,954)     (42,954)
  Issuance of common shares
    under stock option plans           -             (771)         -          (161)        1,888        1,117
  Tax benefits of stock options
    exercised                          -              192          -          -             -             192
  Dividends paid - $.07 per share      -             -             (702)      -             -            (702)
                                     ------     ---------     ---------     ------     ---------    ---------
  Net income                           -             -            6,027       -             -           6,027

Balance, January 3, 1999             10,548        62,460        34,895      4,371       (47,203)      50,152
  Shares repurchased                   -             -             -           233        (1,670)      (1,670)
  Issuance of common shares
    under stock option plans           -             (249)         -           (42)          444          195
  Dividends paid - $.10 per share      -             -             (614)      -             -            (614)
                                     ------     ---------     ---------     ------     ---------    ---------
  Net loss                             -             -           (3,274)      -             -          (3,274)

Balance, January 2, 2000             10,548        62,211        31,007      4,562       (48,429)      44,789
  Net loss                             -             -          (29,131)      -             -         (29,131)
                                     ------     ---------     ---------     ------     ---------    ---------
Balance, December 31, 2000           10,548     $  62,211     $   1,876      4,562     $ (48,429)    $ 15,658
                                     ======     =========     =========     ======     =========


       See accompanying notes to consolidated financial statements

            COOKER RESTAURANT CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows
                           (In thousands)


                                                       December 31,      January 2,     January 3,
                                                          2000             2000           1999
                                                       ------------     -----------     -----------
Cash flows from operating activities:
  Net (loss) income                                    $    (29,131)    $    (3,274)    $     6,027
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
      Depreciation and amortization                           8,372           7,140           6,684
      Impairment charges                                     20,515           3,058            -
      Severance recovery                                       (907)           -               -
      Loss on loan guaranty                                     633           2,454            -
      Deferred income taxes                                  (1,048)         (2,358)          1,593
      Loss (gain) on sale of property                           354               4            (223)
      (Increase) decrease in:
         Inventory                                              (39)            324            (141)
         Prepaid expenses and other current assets             (285)           (639)            294
         Other assets                                          (562)           (600)         (1,138)
      Increase (decrease) in:
         Accounts payable                                    (1,526)            797          (1,311)
         Accrued liabilities and capital lease
           obligations                                        5,963           1,446             470
         Income taxes payable/receivable                     (1,213)           (433)           (303)
         Other liabilities                                    1,452            (297)            165
                                                       ------------     -----------     -----------
       Net cash provided by operating activities              2,578           7,622          12,117
                                                       ------------     -----------     -----------
Cash flows from investing activities:
  Purchases of property and equipment                        (1,569)         (8,525)        (17,518)
  Proceeds from sale of property and equipment                  198           3,874           1,374
  Restricted cash deposits                                     -             (1,319)         (1,600)
                                                       ------------     -----------     -----------
        Net cash used in investing activities                (1,371)         (5,970)        (17,744)
                                                       ------------     -----------     -----------
Cash flows from financing activities:
  Proceeds from notes payable                                  -               -                425
  Payment on note payable                                      -               -               (425)
  Proceeds from borrowings                                   10,500          24,669          83,765
  Repayments of borrowings                                  (11,515)        (23,956)        (36,605)
  Redemption of debentures                                      (18)         (1,181)         (1,175)
  Exercise of stock options                                    -                196           1,308
  Purchases of treasury stock                                  -             (1,670)        (42,954)
  Capital lease obligations                                    -               (188)           (175)
  Dividends paid                                               -               (614)           (702)
                                                       ------------     -----------     -----------
       Net cash (used in) provided by
       financing activities                                  (1,033)         (2,744)          3,462
                                                       ------------     -----------     -----------

Net increase (decrease) in cash and cash equivalents            174          (1,092)         (2,165)

Cash and cash equivalents, at beginning of period             1,428           2,520           4,685
                                                       ------------     -----------     -----------
Cash and cash equivalents, at end of period            $      1,602     $     1,428     $     2,520
                                                       ============     ===========     ===========



      See accompanying notes to consolidated financial statements

(1)	Description of the Business and Summary of Significant Accounting
        Policies

Cooker Restaurant Corporation and subsidiaries (the "Company") owns and operates 66 restaurants in Tennessee, Ohio, Indiana, Kentucky, Michigan, Florida, Georgia, North Carolina, Virginia and Pennsylvania, which have been developed under the Cooker concept.

(a)	Going Concern and Management's Plans
        Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's consolidated financial statements, during the year ended December 31, 2000, the Company incurred a net loss of $29.1 million and as of December 31, 2000, the Company's current liabilities exceeded its current assets by $66.7 million and the Company was not in compliance with certain covenants under its debt agreements (see Note 6). Based on such non-compliance, the lenders are entitled, at their discretion, to exercise certain remedies, including acceleration of repayment. The Company did not make certain principal and interest payments required by its debt agreements during fiscal 2000. The Company has not obtained a waiver from its lenders to cure the non-compliance with the debt agreements. As a result, the Company has classified its debt obligations as a current liability in the consolidated balance sheet as of December 31, 2000.

        The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet obligations on a timely basis, to comply with the terms and conditions of its debt agreements, to obtain additional financing as may be required and profitably operate its business. Due to factors described above, the Company may be unable to continue as a going concern for a reasonable period of time. Management is continuing its efforts to obtain additional financing and is taking several actions in its attempts to alleviate this situation, as described below.

        Management Plans - The Company's lenders have granted the Company a six-month forbearance and stand-still agreement effective through March 31, 2001. The forbearance allows for the postponement of principal and interest payments during the forbearance period. The stand-still agreement states that the lenders will not exercise their remedies available to them under the debt agreements provided that the Company meets certain covenants, including the sale of certain "non-operating" (as defined in the stand-still agreement) assets and remitting certain amounts of such proceeds to the lenders. The Company has sold some of the "non-operating" assets and has remitted the majority of the proceeds to the lenders. In addition, the Company has designated 22 properties as held for sale as of December 31, 2000 and is actively marketing these properties. Most of the proceeds from those sales will be remitted to the lenders.

        In January 2001 the Company sold three properties, one of which was the West Palm Beach Corporate Office Building.
        The majority of sale proceeds were used to pay the interest portion of the Term Loan. The Company was current on the interest portion of the Term Loan, through January 21, 2001. The Company has also retained the services of an independent third party to assist the Company in obtaining other long-term financing intended to replace its current debt agreement with the lenders. The Company is negotiating with the lenders for possible extension of the standstill agreement for a period of 9 months, to allow the Company time to secure new financing.

(b)	Principles of Consolidation

        The consolidated financial statements include the financial statements of Cooker Restaurant Corporation and its majority-owned subsidiaries, CGR Management Corporation, Southern Cooker Limited Partnership and Florida Cooker Limited Partnership. All significant intercompany balances and transactions have been eliminated in the consolidation.

(c)	Fiscal Year

        The Company's fiscal year ends on the Sunday closest to December 31 of each year. Fiscal years ended December 31, 2000 ("fiscal 2000") and January 2, 2000 ("fiscal 1999")
        consisted of 52 weeks, and fiscal year ended January 3, 1999 ("fiscal 1998") consisted of 53 weeks.

(d)	Cash and Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2000 and January 2, 2000 consist of the Company's cash accounts, overnight repurchase agreements, credit card receivables and short-term investments with a maturity of three months or less. Credit card receivables are considered cash equivalents because of the short collection period. The carrying amount of cash equivalents approximates fair value.

(e)     Assets Held for Sale

        Assets held for sale are stated at the lower of cost or estimated fair value less costs to sell and include various properties held for sale at December 31, 2000. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of, the Company does not recognize depreciation or amortization expense during the period in which the assets are being held for sale.

(f)	Inventories

        Inventories consist primarily of food and beverages and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(g)	Property and Equipment

        Property and equipment are recorded at cost. Equipment under capital leases is stated at the lower of the present value of the minimum lease payments or the fair value of the leased property. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term.

        Maintenance and repairs are charged directly to expense as incurred. When property and equipment are sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and the resulting gains or losses are reported in operations.

        Interest is capitalized primarily in connection with the construction of new restaurants. Capitalized interest is amortized over the estimated useful life of the asset. Interest costs of $0, $137,575 and $256,500 were capitalized in fiscal 2000, 1999 and 1998, respectively.

(h)	Impairment of Long-Lived Assets and Long-Lived Assets to be
        Disposed of

        Annually, or more frequently if events or circumstances change, a determination is made by management to ascertain whether property and equipment and other intangibles have been impaired based upon the sum of future undiscounted cash flows from operating activities. The Company's impairment analysis is based on cash flows at an individual store level. If the estimated net cash flows are less than the carrying amount of such assets, the Company will recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.

        Impairment charges for assets held for use were determined from expected future cash flows, and impairment charges for assets held for sale were determined based on the fair value of the asset less any estimated selling costs. Based upon the decline in same-store sales experienced at certain locations, as well as the decreases in customer counts and cash flows at these locations, the Company determined that certain of its long-lived assets were impaired. Additionally, in the fourth quarter of fiscal 2000 a decision was made by management to divest certain non-operating or under-performing properties, in order to pay down the Company's term loan. Accordingly, in fiscal year ended December 31, 2000, the Company recorded a charge of approximately $20,515,000 for the impairment of twenty-four of its restaurant locations, of which $18,931,000 represented impairment on assets held for sale. In the fiscal year ended January 2, 2000, the Company recorded a charge of approximately $3,058,000 for the impairment of seven of its restaurants. No impairment charge was recorded for the year ended January 3, 1999.

(i)	Deferred Financing Costs

        Deferred financing costs are being amortized on a straight-line basis, which approximates the effective interest rate implicit in the borrowing transaction. Amortization expense was $1,736,000, $175,000, and $151,000 for the years ended
        December 31, 2000, January 2, 2000, and January 3, 1999, respectively.

        Due to the events discussed in Note 6, the Company's maturity date on its debt agreements was accelerated in fiscal 2000. As a result of the shortened term of the debt, the Company accelerated its amortization of the remaining deferred financing costs to correspond with the new maturity date on the debt agreements.

(j)	Prepaid Lease

        Included in other assets is a prepaid lease of $572,000, net of accumulated amortization of $117,000, and $587,000, net of accumulated amortization of $102,000, at December 31, 2000 and January 2, 2000, respectively, which represents prepayment of a long-term land lease, amortized over the lease term.

(k)     Self Insurance

        The Company retains the risk, up to certain limits, for workers' compensation and employee group health claims. A liability for unpaid claims and the associated claims expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $587,000 and $284,000 at December 31, 2000 and January 2, 2000, respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

(l)     Income Taxes

        The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which generally requires recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, SFAS No. 109 requires adjustment of previously deferred income taxes for changes in tax rates under the liability method.

(m)	Earnings Per Share

        Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share have been computed assuming the exercise of stock options, as well as their related income tax effects, unless their effect is antidilutive.

Basic and diluted share data are as follows (in thousands):


                                 December 31,     January 2,      January 3,
                                    2000             2000            1999
                                 -------------------------------------------

Weighted-average shares
  outstanding - basic                   5,986          6,011           9,145

Effect of dilutive securities:
  Options                                -              -                191
                                 -------------------------------------------
Diluted shares                          5,986           6,011          9,336
                                 ===========================================




        Convertible subordinated debentures outstanding as of December 31, 2000, are convertible into 582,725 shares of common stock at $21.5625 per share and are due October 2002. In accordance with SFAS No. 128, these debentures are included in diluted earnings per share under the "if-converted" method unless the effect is antidilutive. The converted shares were not included in the computation of diluted EPS for each of the years in the three year period ended December 31, 2000 as the inclusion of the convertible subordinated debentures would be antidilutive.

        Options to purchase 868,000 shares of common stock at prices ranging from $.84 to $21.75 per share, were outstanding for the year ended December 31, 2000, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the year ended December 31, 2000. The options expire between October 2001 and May 2010.

        Options to purchase 1,237,000 shares of common stock at prices ranging from $4.03 to $21.75 per share, were outstanding for the year ended January 2, 2000, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the year ended January 2, 2000. The options expire between October 2001 and May 2009.

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

(n)	Use of Estimates

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

(o)	Financial Instruments

        The carrying amount of cash and cash equivalents, accounts payable and other current liabilities approximates fair value because of the short maturity of these instruments. The carrying amount of the Company's Term Loan and Revolver of $60,709,000, in total, approximates fair value as the base interest charged on these loans is at the London Inter-Bank Offering Rate ("LIBOR") and is reset to reflect changes in LIBOR. The fair value of the convertible subordinated debentures and the Company's loan with the CIT Group/Equipment Financing, Inc. is estimated by discounting future cash flows at rates offered to the Company for similar types of borrowing arrangements. The carrying amount and fair value of the debentures is $12,547,000 and $9,087,000, respectively, at December 31, 2000, and $12,565,000 and $9,155,000, respectively, at January 2,
        2000. The carrying amount and fair value of the CIT loan is $13,083,000 and $12,375,000, respectively, at December 31,
        2000, and $15,357,000 and $14,653,000, respectively, at
        January 2, 2000.

(p)	Stock Option Plan

        The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company follows the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years, as if the fair-value-based method defined in SFAS No. 123 had been applied. See Note 10.

(q)	Recent Accounting Pronouncements

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement 133 and Amendment of FASB Statement 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset, liability or firm commitment
        (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative (this is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement, as amended, shall be effective for the Company in the first quarter of fiscal 2001. The Company has determined the adoption of SFAS No. 133, as amended, will have no material effect on the Company's results of operations or statement of financial position.

(r)	Reclassifications

        Certain amounts in the fiscal 1999 and 1998 financial statements have been reclassified to conform to the fiscal 2000 presentation.

(2)	Property and Equipment, Net

        Property and equipment, net, consist of the following:


                                              December 31,     January 2,
                                                  2000            2000
                                              ------------     -----------


Land                                          $     23,502     $    40,330
Buildings and leasehold improvements                67,231          96,792
Furniture, fixtures and equipment                   29,680          33,648
Construction in progress                               377           1,601
Capital lease                                          713             713
                                              ------------     -----------
                                                   121,503         173,084
Less accumulated depreciation and
  amortization                                     (39,376)        (34,440)
                                              ------------     -----------
     Property and equipment, net              $     82,127     $   138,644
                                              ============     ===========


        Depreciation and amortization expense of property and equipment approximated $6,636,000, $6,965,000, and $6,533,000 for the years ended December 31, 2000, January 2, 2000, and January 3, 1999, respectively. Depreciation on closed stores, which have been leased to third parties, as well as the Company's corporate headquarters, is included in General and Administrative expenses on the consolidated statement of operations.

(3)	Other Assets

        Other assets consist of the following:


                                              December 31,     January 2,
                                                  2000            2000
                                              ------------     -----------

Deferred financing costs, net of
  accumulated amortization of
  $ 2,811,000 and $1,159,000                  $        577     $     1,779
Prepaid lease, net of accumulated
  amortization of $117,000 and $102,000                572             587
Liquor licenses                                        392             302
  Deposits                                             122             122
  Other                                                -                47
                                              ------------     -----------
                                              $      1,663     $     2,837
                                              ============     ===========




(4)	Accrued Liabilities

        Accrued liabilities consist of the following:


                                              December 31,     January 2,
                                                  2000            2000
                                              ------------     -----------

Salaries, wages and benefits                  $      2,846     $     2,507
Gift certificates payable                            1,101             941
Sales tax payable                                    1,156           1,129
Property taxes                                         973             781
Insurance                                            1,357             956
Interest                                             6,539             717
Severance                                              311             945
Other                                                  480             609
                                              ------------     -----------
                                              $     14,763     $     8,585
                                              ============     ===========



        Severance liability of $311,000 represents the remaining balance of the severance charge recorded by the Company in the fourth quarter of fiscal 2000. These charges represent an accrual for the severance agreement reached between the Company and its former Senior Vice President-Operations in the fourth quarter of fiscal 2000. The amounts granted to the former executive officer in conjunction with this agreement represent amounts to be paid for past services rendered to the Company, and therefore the Company accrued for the full amount of the severance package during the fourth quarter.

(5)     Reserve for Loss on Loan Guaranty

        During the third quarter of fiscal 1999, the Company recorded a reserve for loan guaranty loss of $2,454,000. In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder (the "Loan"), the former Chairman of the Board of the Company. The Loan was secured by the Company's guaranty and 323,000 shares of the Company's common stock owned by Mr. Seelbinder. During the fourth quarter of fiscal 1998, the lender required the Company to make a cash deposit in such amount to satisfy the difference between the value of the shares pledged as collateral for the loan and the face amount of the loan. The adequacy of this deposit was assessed by the lender periodically based upon changes in the price of the Company's common stock. During the third quarter of fiscal 1999, Mr. Henry Hillenmeyer replaced Mr. Seelbinder as Chairman and CEO of the Company. Based primarily upon the significant change in Mr. Seelbinder's employment status and the value of Mr. Seelbinder's common stock collateral at the end of the third quarter of fiscal 1999, the Company believed it was probable that a loss on the loan guaranty had been incurred as of the end of the Company's fiscal third quarter. The Company's best estimate of that loss was the cash deposit made by the Company as of October 3, 1999.

        The term of the loan and the guaranty were extended until March 1, 2000, at which time the loan matured. As of March 1, 2000 the balance of the loan was $3,753,000. On March 8, 2000, the Bank sold Mr. Seelbinder's stock for $666,000 in a private transaction and applied this amount to the loan. The remaining balance of the loan of $3,087,000 was funded by the Company as a result of the guaranty. Accordingly, in the first quarter of fiscal 2000 the Company recorded an additional loss on the guaranty of approximately $633,000, the difference between the amount due the Bank and the reserve previously recorded. In addition to any rights the Company has as the Bank's successors to collect from Mr. Seelbinder, any amount due to Mr. Seelbinder under the settlement agreement the Company entered into with him when he stepped down as Chairman and Chief Executive Officer is to be paid to the Company and applied to the amounts the Company paid pursuant to the guaranty.

        During the third quarter of fiscal 1999, the Company recorded severance charges of $1,300,000. These charges represented an accrual for the severance agreement reached between the Company and its former Chairman and Chief Executive Officer, G. Arthur Seelbinder. The amounts granted to Mr. Seelbinder in conjunction with this agreement represented amounts to be paid for past services rendered to the Company, and therefore the Company accrued for the full amount of the severance package during the third quarter of fiscal 1999. Of the amount charged, $212,000 represented the write-off of certain amounts owed to the Company by Mr. Seelbinder and $1,088,000 represented payments to be received by Mr. Seelbinder in conjunction with his severance agreement.

        On March 8, 2000, the date the Company was called upon by the Bank to honor its guaranty, the balance of the severance liability to Mr. Seelbinder was approximately $910,000. In accordance with the agreement with Mr. Seelbinder, this amount, less certain amounts representing federal withholding liabilities, were applied to the amounts owed to the Company as a result of its guaranty. Accordingly, the Company recorded a serverance recovery of approximately $907,000 in the accompanying consolidated statements of operations. As a result, approximately $910,000 in accrued severance liabilities were forfeited by Mr. Seelbinder and applied to the guaranty amount.

        On November 16, 2000, the Company entered into an agreement with Mr. Seelbinder, which stipulates and defines certain repayment terms for $2,737,000 due to the Company in conjunction with the loan guaranty. The agreement simultaneously terminates the existing severance agreement between the Company and Mr. Seelbinder and the vested and unvested Seelbinder Options. In addition to the termination of the severance agreement, Mr. Seelbinder agreed to resign from the Company's Board of Directors.

(6)	Long-Term Debt

        Long-term debt consists of the following:

                                                   December 31,     January 2,
                                                       2000            2000
                                                   ------------     -----------
Nations Bank term loan                             $     27,620     $    28,667
First Union term loan                                    19,664          20,866
CIT Group/Equipment Financing, Inc. term loan            13,083          15,357
Nations Bank revolving line of credit                    13,425          10,500
Convertible subordinated debentures                      12,547          12,565
                                                   ------------     -----------
                                                         86,339          87,955

   Less current maturities of long-term debt             86,339           6,858

                                                   ------------     -----------
   Long-term debt, excluding current maturities    $       -        $    81,097
                                                   ============     ===========




        In conjunction with the repurchase of approximately 4,000,000 shares of the Company's common stock, pursuant to the Tender Offer (the "Offer") completed in October 1998, the Company entered into debt finance agreements with Nations Bank of Tennessee, N.A. ("Nations Bank"), First Union National Bank ("First Union"), and The CIT Group/Equipment Financing, Inc. ("CIT"). The agreement with Nations Bank and First Union provides for a credit facility of $62,500,000, of which $52,500,000 is a term loan (the "Term Loan") with Nations Bank and First Union and $10,000,000 is a revolving loan (the "Revolver") with Nations Bank only. In December 1999, the amount available under the Revolver was extended to $13,500,000. As of December 31, 2000, the agreement was secured by 43 properties owned by the Company. The outstanding balance of the Revolver was $13,425,000 and $10,500,000 at December 31, 2000 and January
        2, 2000, respectively.

        Under the terms of the agreement, the Term Loan was scheduled to mature on March 24, 2004. Interest on the Term Loan and Revolver is LIBOR plus an applicable margin, which, per the terms of the agreement, may vary between 1.0% and 4.0%, depending on the Company's ratio of funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA). Commencing May 1, 1999, the Company began making principal and interest payments on the Term Loan. Under the terms of the agreement, the Company was required to make equal monthly payments of approximately $345,000 on the First Union debt amount, representing principal and interest, and principal payments of approximately $167,000, plus interest, on the Nations Bank debt through March 24, 2004, at which time all remaining amounts, principal and interest, on the Term Loan and the Revolver would have been due in full.

        In addition to the loans from First Union and Nations Bank, the Company entered into a loan agreement with CIT in the amount of $18,000,000. This loan is secured by certain equipment owned by the Company. Interest on the loan with CIT was fixed at LIBOR plus 1.85%, or 6.54% at the time of the loan. Monthly payments of approximately $268,000, including principal and interest, began in October 1998, and were scheduled to continue through September 2003, at which time the remaining principal balance, plus accrued interest, would have been due in full.

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

        At the Debenture holder's option, the Company is obligated to redeem Debentures tendered during the period from August 1 through October 1 of each year, commencing August 1, 1994, at 100 percent of their principal amount (par) plus accrued interest, subject to an annual aggregate maximum (excluding the redemption option on the death of the holder) of $1,150,000. During fiscal years 1999 and 1998, the Company redeemed the annual aggregate maximum amount required by the holder's option. The Company is also required to redeem debentures at 100 percent of their principal plus accrued interest in the event of death of a debenture holder up to a maximum of $25,000 per year per deceased debenture holder. During fiscal years 2000 and 1999, the Company redeemed debentures subject to this provision of $18,000 and $25,000, respectively.

        The Debentures are redeemable at any time on or after October 1, 1994 at the option of the Company, in whole or in part, at declining premiums. In addition, upon the occurrence of certain changes of control of the Company, the Company is obligated to purchase Debentures at the holder's option at par plus accrued interest.

        For the year ended December 31, 2000, the Company was not in compliance with certain covenants pertaining to its debt with Bank of America, N.A. (as successor to NationsBank) and First Union National Bank (collectively, the "Term Lenders"). Based on such non-compliance, the Term Lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. In addition to not being in compliance with certain covenants, the Company did not make its full (interest and principal) payment due on July 3, 2000 and it has not made any of its principal payments due to the Term Lenders since the partial payment made on July 3, 2000. As a result of the non-compliance the Company accrued for additional interest, which included approximately $555,000 in penalty interest, $206,000 in regular late fees, and $2,360,000 of accelerated late fees, which are included in accrued liabilities in the accompanying balance sheet at December 31, 2000. The Company was current on the interest portion of the Term Loan, through January 21, 2001. The Company has not received a waiver from the Term Lenders to cure the non-compliance. Accordingly, the Company has reclassified the obligation to the Term Lenders as current for the year ended December 31, 2000.

        The Company received a six-month forbearance from the Term Lenders, effective through March 31, 2001, pertaining to its principal and interest payments during that time period. The forbearance allows for the postponement of principal and interest payments during the forbearance period. In January 2001 the Company sold three properties, one of which was the West Palm Beach Corporate Office Building. The majority of the sale proceeds were used to pay the interest portion of the Term Loan. The Company has also retained the services of an independent third party to assist the Company in obtaining other long-term financing intended to replace its current debt agreement with the lenders. The Company is negotiating with the lenders a possible extension of the standstill agreement for a period of 9 months, to allow the Company time to secure new financing.

        For the year ended December 31, 2000, the Company also was not in compliance with certain covenants pertaining to its term debt with the CIT Group ("CIT"). Based on such non-compliance with certain covenants, CIT is entitled, at their discretion, to exercise certain remedies including acceleration of repayment. The Company has not received a waiver from CIT to cure the non-compliance. The Company is current on its payment obligations to CIT. Because the Company did not receive a waiver from CIT for the current non-compliance or for future periods, its obligation to CIT has been reclassified as a current liability. The Company is currently in negotiations with CIT to amend covenant requirements for future periods, however there can be no assurance that such negotiations will be successful.

        Additionally, Bank of America, N.A., as the agent for holders of its senior credit facility, notified First Union National Bank of North Carolina, the trustee under its 6 3/4 % Convertible Subordinated Debentures, that the Company was in default under its senior credit facility and that no payments could be made by the Company, or received by the trustee, with respect to the 6 3/4 % Convertible Subordinated Debentures. Such notification is within their rights as the agent for holders of the Company's senior credit facility. This notice blocked the Company's ability to pay the scheduled interest payments under the debentures as well as any payments of principal, any redemption payments or change of control purchase payments. The failure to make these payments, as required, and the existence of a default under the senior credit facility, constitutes a default under the terms of the 6 3/4 % Convertible Subordinated Debentures and certain other of the Company's credit arrangements. As of December 31, 2000, the Company has reclassified the obligation to the holders of the 6 3/4% Convertible Subordinated Debentures as a current liability.

        During the fourth quarter of fiscal 2000, Bank One became the successor trustee under the 6 3/4 % Convertible Subordinated Debentures, replacing First Union National Bank of North
        Carolina.

(7)	Derivative Financial Instruments

        The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

        Interest rate swap agreements have been utilized to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At December 31, 2000 and January 2, 2000, the Company was a party to an interest rate swap agreement with a termination date of September 28, 2001. Per the terms of the agreement, the Company pays 6.25% on $27,500,000 of it's total LIBOR-based floating rate debt, and receives LIBOR from the counterparty (a major bank).

        The fair value of the interest swap agreement approximated $187,000 and $118,000 at December 31, 2000 and January 2, 2000,
        respectively. On January 4, 2001 the interest swap agreement was cancelled, and payment of $187,000 was made to the counterparty. This amount will be recorded as interest expense in the quarter ended March 31, 2001.

(8)	Shareholders' Equity

        The Company has authorized 300,000 shares of Class A Junior participating preferred shares, without par value and 4,700,000 Class B preferred shares, without par value, none of which have been issued. Holders of Class A Junior participating preferred shares will be entitled to quarterly dividends equal to the greater of $.05 or 100 times the aggregate per share amount of all cash and noncash dividends and holders of Class B will be entitled to dividends before distribution to holders of common shares. Each Class A Junior participating preferred share will entitle the holder to 100 votes on all matters submitted to vote by the shareholders. Holders of Class B preferred shares will be entitled to one vote for each share on matters requiring approval. The liquidating value for Class A Junior participating preferred shares is $.10 per share, plus all accrued and unpaid dividends.

        In January 2000, the board of directors approved a shareholder rights plan, as amended, which provides that, in the event that a third party purchases 15 percent or more of total outstanding stock of the Company, a dividend distribution of one right for each outstanding common share will be made. These rights expire ten years from date of issuance, if not earlier redeemed by the Company, and entitle the holder to purchase, under certain conditions, preferred shares or common shares of the Company. This plan replaced the rights plan, which was adopted by the board of directors in January 1990 and expired in January 2000.

        On October 5, 1998, the Company purchased 4,006,298 shares of its common stock, without par value, at a price of $10.50 per share pursuant to the terms of the Issuer Tender Offer Statement on
        Schedule 13-E4 (the "Offer"). The shares of stock purchased in the Offer represented approximately 39% of the 10,159,354 shares of common stock issued and outstanding immediately prior to the Offer on August 11, 1998. The shares purchased are included in Treasury Stock at December 31, 2000 and January 2, 2000.

(9)	Income Taxes

        The components of the (benefit) provision for income taxes are as follows:


                                        December 31,     January 2,     January 3,
                                            2000            2000           1999
                                        ------------     -----------    -----------
                                                        (in thousands)
Current Taxes:
  Federal                               $     (1,125)    $       473    $       644
  State and local                                203             125            364
                                        ------------     -----------    -----------
                                                (922)            598          1,008

Deferred Taxes                                (1,048)         (2,358)         1,593
                                        ------------     -----------    -----------

(Benefit) provision for income taxes    $     (1,970)    $    (1,760)   $     2,601
                                        ============     ===========    ===========


        A reconciliation of the differences between income taxes calculated at the federal statutory rate and the (benefit) provision for income taxes is as follows:


                                        December 31,     January 2,     January 3,
                                            2000            2000           1999
                                        ------------     -----------    -----------
                                                        (in thousands)

Income tax at statutory rates              (35.0%)         (34.0%)          34.0%
State and local income taxes, net
  of federal tax benefit                    (1.2%)          (2.6%)           3.6%
Reserve for tax examination                   -               -             (3.9%)
Other nondeductible items                   (2.0%)           1.6%           (3.6%)
Valuation allowance                         31.9%             -               -
                                         --------        --------        --------
                                            (6.3%)         (35.0%)          30.1%
                                         ========        ========        ========





        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:



                                          December 31,            January 2,
                                             2000                    2000
                                          ------------            -----------
                                                     (in thousands)
Tax basis in fixed assets less than
  (in excess of) book                     $      2,340            $    (4,965)
Accrued benefits                                   419                    433
Other accrued expenses                              41                    104
Business credit carry forward                    2,681                  1,597
Reserve for loan loss                             -                     1,037
Accrued workers' compensation                      386                    257
Accrued severance                                  121                    489
Write-off of loan fees                           1,415                   -
Alternative minimum tax credit                     162                   -
Federal net operating loss                       1,920                   -
State net operating loss                           562                   -
Other                                             (137)                  -
                                          ------------            -----------
                                                 9,910                 (1,048)

Valuation allowance                              9,910                   -
                                          ------------            -----------
   Net deferred tax asset (liability)     $       -               $    (1,048)
                                          ============            ===========



        SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance to the extent that it is "more likely than not" that the asset will be realized. During the fourth quarter of fiscal 2000, the Company established a valuation allowance to eliminate the deferred tax asset since it was more likely than not that the tax asset would not be realized.

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

        In April 1996, the board of directors and shareholders approved the 1996 officer option plan (the "1996 Plan"), which provides for the grant of nonqualified options to officers and employee-directors of the Company. The number of shares is limited to fifteen percent of the issued and outstanding shares of common stock, less shares subject to options issued to officers and employee-directors. The recipients of the options granted under the 1996 Plan, the number of shares to be covered by each option, and the exercise price, vesting terms, if any, duration and other terms of each option shall be determined by the committee of the Company's board of directors. Each option permits the holder to purchase one share of common stock of the Company at the stated exercise price up to ten years from the date of grant. The exercise price shall be determined by the committee at the time of grant, but in no event shall the exercise price be less than the fair market value of a share on the date of grant. These options become vested over various periods not to exceed four years from the date of grant or, if there is substantial change in control of the Company, the options become fully vested and exercised. The maximum number of shares granted during any fiscal year by the Company shall be 500,000 to any one officer. The Plan expires April 22, 2006.

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

        On January 24, 2000, the board of directors terminated the 1992 Plan and accordingly, no additional grants may be made under the 1992 Plan. All options granted under the 1992 Plan prior to its termination will remain outstanding and vest in accordance with their terms and the terms of the 1992 Plan. Additionally, on January 24, 2000, the board of directors approved the 2000 Non-Employee Director Stock Option Plan (the "2000 Plan"). The 2000 Plan provides for the issuance of nonqualified stock options to non-employee members of the board of directors.

        Changes in the number of shares under the stock option plans are summarized as follows:



                                                                              Weighted-
                                                                               average
                                     Options               Price           exercise price
                                    ---------       -------------------    --------------

Balance at December 28, 1997        1,516,000       $ 4.030  --  21.750    $      9.48
  Granted                             326,000         8.500  --  12.130           9.39
  Surrendered                        (880,000)        8.800  --  12.130          10.65
  Converted                           568,000         5.500  --   5.500           5.50
  Canceled                            (79,000)        6.000  --  17.750           9.96
  Exercised                          (162,000)        4.030  --   8.750           6.89
                                    ---------       -------------------    -----------

Balance at January 3, 1999          1,289,000       $ 4.030  --  21.750    $      7.16
  Granted                             126,000         5.880  --   5.880           5.88
  Canceled                           (136,000)        4.410  --  11.620           4.65
  Exercised                           (42,000)        4.410  --   6.750           7.78
                                    ---------       -------------------    -----------

Balance at January 2, 2000          1,237,000       $ 4.030  --  21.750    $      7.05
  Granted                             259,000         0.843  --   2.625           1.91
  Canceled                           (628,000)        1.063  --   7.625           5.67
                                    ---------       -------------------    -----------
Balance at December 31, 2000          868,000       $ 0.843  --  21.750    $      6.16
                                    =========       ===================    ===========


        In addition to the above stock options, the Company issued 299,300 stock options to Henry R. Hillenmeyer, the Chairman and Chief Executive Officer of the Company, on August 19, 1999 and 150,000 stock options to Daniel A. Clay, the Executive Vice President-Chief Operating Officer of the Company, on December 1, 2000. These options are non-qualified stock options and were not issued pursuant to the above stock option plans. These options were issued in conjunction with Mr. Hillenmeyer's Employment Agreement dated August 19, 1999 and Mr. Clay's Employment Agreement dated December 1, 2000. The exercise price of Mr. Hillenmeyer's options is $4.44, the stock price on the date of grant. The options vest at the rate of 8,313 shares per month for 35 months and 8,345 shares in the 36th month. The options expire on August 19, 2009. The exercise price of Mr. Clay's options is $1.13, the stock price on the date of grant. The options vest at the rate of 4,167 shares per month for 36 months. The options expire on December 1, 2010. The granting of these options did not affect the number of shares available for grant on under the Company's stock option plans described above.

        The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost have been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                        December 31,       January 2,     January 3,
                                           2000              2000           1999
                                        ------------       -----------    -----------
                                            (in thousands, except per share data)

Net income (loss):        As reported   $    (29,131)      $    (3,274)   $     6,027
                          Pro forma     $    (29,657)      $    (4,045)   $     5,179

Diluted earnings (loss)
  per share:              As reported   $      (4.87)      $     (0.54)   $      0.65
                          Pro forma     $      (4.95)      $     (0.67)   $      0.55




        The per share weighted-average fair value of stock options granted during fiscal 2000, 1999, and 1998 was $1.63, $2.94, and $4.80, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: dividend yield 0.0 percent, 0.0 percent, and 1.05 percent; risk-free interest rates of 6.00 percent, 6.58 percent, and 4.54 percent; expected lives of 5 years, 5 years and 7 years, and expected volatility of 50 percent, 47 percent, and 35 percent, respectively. At December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $.843-$21.75 and 7.1 years, respectively. At December 31, 2000, January 2, 2000, and January 3, 1999, the number of options exercisable was 516,107, 827,844, and 768,235, respectively, and the weighted-average exercise price of those options was $8.14, $7.57, and $7.73, respectively.

(11)	Commitments and Contingencies

        (a)  Leases

             The Company leases buildings for certain of its restaurants under long-term operating leases which expire over the next twenty-five years. In addition to the minimum rental for these leases, the Company also pays, in certain instances, additional rent based on a percentage of sales, and its pro rata share of the lessor's direct operating expenditures. Several of the leases provide for option renewal periods and scheduled rent increases. Rental expense totaled $3,468,000, $3,054,000, and $2,660,000, including percentage rent of $176,000, $197,000, and $237,000, for the fiscal years ended
             December 31, 2000, January 2, 2000, and January 3, 1999, respectively.

             During August 1997, the Company entered into an agreement for the sale and leaseback of the point of sale terminal system and software under a sale/leaseback arrangement. The system was sold for $713,000. The transaction was accounted for as a financing wherein the property with a net book value of $713,000 remained on the books and continues to be depreciated. A finance obligation representing the proceeds was recorded and is reduced based on payments under the lease. The lease had an initial term of four years and requires a final rental payment of $125,000 in 2001.

             Future minimum rental commitments for noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2000 are as follows:




                                            Capital          Operating
Fiscal Year Ending                          Leases             Leases
                                         ------------       ------------
                              2001       $    167,000       $  3,042,656
                              2002               -             2,986,760
                              2003               -             3,025,531
                              2004               -             3,049,461
                              2005               -             2,838,932
Thereafter                                       -            29,685,287
                                         ------------       ------------

Total minimum lease payments             $    167,000       $ 44,628,627
                                                            ============
  Less amount representing interest            69,000
                                         ------------
Present value of net minimum lease
  payments                                     98,000

  Less current installments                    98,000
                                         ------------
Capital lease obligation, excluding
  current installments                   $       -
                                         ============



(b)	Legal Matters

        The case of Burnette, et al. v. Cooker Restaurant Corporation was filed in the United States District Court, Middle District of Florida, Tampa Division, on March 26, 1999. Plaintiffs allege violations of the wage and hour laws of the Fair Labor Standards Act with respect to themselves and all others similarly situated. Plaintiffs seek overtime pay, back pay, and attorneys fees. The plaintiffs have alleged monetary damages of approximately $1.5 million representing back wages. Plaintiffs have filed a motion to facilitate notice of the lawsuit to all current and previous employees (for a period of three years prior to the filing of the lawsuit) to allow them to join the lawsuit as plaintiffs. The Company has denied any and all liability for these claims. The parties have agreed to enter into an agreement in principle to settle this case for $75,000.

        On September 17, 1999, certain of the plaintiffs in the Burnette action described above, as well as other plaintiffs, filed a class action in the United States District Court, Middle District of Florida, entitled Clemmons et al. v. Cooker Restaurant Corporation.
        Plaintiffs allege that the Company has discriminated on the basis of race in the hiring and promotion of employees. Plaintiffs sought injunctive relief, attorneys fees, back pay and lost benefits, and reinstatement. At this time, the parties have entered into an agreement providing for a monetary payment by the Company's insurance carrier in settlement of all claims. The court has approved the settlement and has dismissed the case with prejudice.

        The case of Rebecca Conway. v. Cooker Restaurant Corporation was filed in the Courts of Common Pleas, Cuyahoga County, Ohio in October 2000. This suit is a result of an after hours, non-Cooker sanctioned, function which resulted in the termination of four Cooker managers and five Cooker crew members. One of the terminated crewmembers, the plaintiff, is alleging inappropriate and unwelcome behavior of others toward the plaintiff that night in question. The suit names Cooker Restaurant, two Cooker managers and 2 crewmembers as defendants with six counts against each; sexual harassment, retaliatory suspension and discharge, assault, battery, invasion of privacy, and intentional infliction of emotional distress. For each defendant and each count the plaintiff is seeking $25,000 and undetermined amounts "such further relief as the court deems necessary and proper"and attorney fees via a jury trial. Cooker intends to vigorously defend the lawsuit, but there can be no assurance that the Company will ultimately prevail, because the case is in its early stages the Company has not yet determined the impact, if any, upon the financial statements.

        The Company is a party to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

        Effective January 1, 1997, the Company established a 401(k) retirement savings plan for the benefit of substantially all employees who have attained the age 21 and worked 1,000 hours. Employees may contribute between 1 to 15 percent of eligible compensation. The Company's discretionary match is based on the Company's performance. The Company's contribution will vest 20 percent per year beginning after the third year. The Company contributed $32,000 to the plan in fiscal 1998. The Company made no contributions to the plan in fiscal 2000 or 1999.

(12)	Supplemental Cash Flow Information

        Cash paid for interest for fiscal 2000, 1999, and 1998 was $4,031,000, $6,935,000, and $3,585,000, respectively. Cash paid for taxes for fiscal 2000, 1999, and 1998 was $473,000, $995,000, and $1,311,000, respectively. In fiscal 2000, the Company surrendered approximately $2,919,000 of restricted cash to settle an obligation in connection with the severance agreement disclosed in Note 5.

(13)	Subsequent Events

        In January 2001 the Company sold three properties, one of which was the West Palm Beach Corporate Office Building, for $5,650,000. The Company then entered into a three-year term leaseback agreement for the West Palm Beach Corporate Office.
        The majority of the sale proceeds were used to pay the interest portion of the Term Loan. The Company was current on the interest portion of the Term Loan, through January 21, 2001. The Company is negotiating with the lenders a possible extension of the standstill agreement for a period of 9 months, to allow the Company time to secure new financing.

(14)	Quarterly Financial Date (Unaudited)

        Quarterly financial data (unaudited) for fiscal year 2000 and 1999 are summarized as follows:



                                        First      Second      Third       Fourth
                                       quarter     quarter     quarter     quarter
                                      ---------   ---------   ---------   ---------
                                       (in thousands, except per share data)
2000
Sales                                 $ 38,541    $  36,573    $ 35,845   $  36,094
Loss before income taxes                  (219)      (1,052)    (12,129)    (17,701)
Net loss                                  (142)        (684)     (7,884)    (20,421)
Loss per share:
     Basic                               (0.02)       (0.11)      (1.32)      (3.42)
     Diluted                             (0.02)       (0.11)      (1.32)      (3.42)

1999
Sales                                 $ 42,191    $  38,738    $ 36,713    $ 35,648
Income (loss) before income taxes        1,559        1,757      (8,352)          2
Net income (loss)                        1,090        1,229      (5,594)          1
Earnings (loss) per share:
     Basic                                0.18         0.21       (0.93)       -
     Diluted                              0.18         0.20       (0.93)       -



============================================================================


                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                          ----------------------



                      COOKER RESTAURANT CORPORATION


                          ----------------------




                         FORM 10-K ANNUAL REPORT


                        FOR THE FISCAL YEAR ENDED:

                             DECEMBER 31, 2000



                          ----------------------


                                 EXHIBITS

                          ----------------------





============================================================================

                             EXHIBIT INDEX
                             -------------

                                                Number of Pages  Incorporated
Exhibit                                           in Original         by
Number             Description                    Document+       Reference


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

                                                Number of Pages  Incorporated
Exhibit                                           in Original         by
Number             Description                    Document+       Reference

10.13.    Letter dated February 3, 1997 from G.
          Arthur Seelbinder to the Registrant.        1                *

10.14.    Letter dated January 30, 1998 from G.
          Arthur Seelbinder to the Registrant.        1                *

10.15     Second Amendment to Amended and Restated
          Loan Agreement dated as of January 1,1998
          between the Registrant and First Union
          National Bank, a national banking
          association, as successor in interest to
          First Union National Bank of Tennessee.     7                *

10.16     Third Amendment to Revolving/Term Loan
          Note dated as of January 1, 1998 between
          the Registrant and First Union National
          Bank, a national banking association, as
          successor in interest to First Union
          National Bank of Tennessee.                 4                **

10.17     Fourth Amendment to Revolving/Term Loan
          Note dated as of January 1, 1998 between
          the Registrant and First Union National
          Bank, a national banking association, as
          successor in interest to First Union
          National Bank of Tennessee.                 1                *

10.18     Reaffirmation of Amended and Restated
          Guaranty made by the Registrant on April
          20, 1998 to the Chase Manhattan Bank.       3                *

10.19     Letter agreement dated March 26, 1998
          between The Chase Manhattan Bank and G.
          Arthur Seelbinder.                          2                *

10.20     Amendment to Grid Time Promissory Note
          dated March 26, 1998 between The Chase
          Manhattan Bank and G. Arthur Seelbinder.    1                *

10.21     Loan Agreement dated September 24, 1998,
          between the Registrant and First Union
          National Bank and NationsBank of
          Tennessee, N.A., both national banking
          associations.                               69               *

10.22     Loan Agreement dated September 24, 1998,
          between the Registrant and The CIT Group/
          Equipment Financing, Inc.                   8                *

10.23     Letter dated September 17, 1998 from G.
          Arthur Seelbinder to the Registrant         1                *

10.24     Letter agreement dated September 30, 1999
          between the Company and G. Arthur
          Seelbinder                                  5                *

10.25     Agreement dated August 19, 1999 between
          the Company and Henry R. Hillenmeyer        1                *

10.26     Option Agreement dated August 19, 1999
          between the Company and Henry R.
          Hillenmeyer                                 6                *

10.27     The Registrant's 2000 Non-Employee
          Director Stock Option Plan                  10               **

10.28     Agreement of Resignation, Appointment,
          and Acceptance dated October 31, 2000
          between the Registrant and First Union
          National Bank and Bank One, N.A.            11               **

10.29     Letter agreement and release dated November
          16, 2000 between the Registrant and G.
          Arthur Seelbinder & Kathleen W. Hammer      12               **

                                                Number of Pages  Incorporated
Exhibit                                           in Original         by
Number             Description                    Document+       Reference


10.30     Severance and Consulting Agreement and
          Release dated November 30, 2000 between
          the Registrant and Glenn W. Cockburn        9                **

10.31     Option Agreement dated December 1, 2000
          between the Registrant and Daniel A. Clay   3                **

10.32     Change of Control and Severance
          Agreement dated December 1, 2000 between
          the Registrant and Daniel A. Clay           6                **

10.33     Standstill Agreement dated January 8,
          2001 between the Registrant and First
          Union National Bank and Bank of America,
          N.A. (formerly NationsBank of Tennessee,
          N.A), both national banking associations    6                **

16.1      Letter dated October 22, 1999 from KPMG
          LLP to the Securities and Exchange
          Commission.                                 1                *

21.1      Subsidiaries of Registrant                  1                **

23.1      Consent of KPMG LLP.                        1                **

23.2      Consent of Deloitte & Touche LLP.           1                **

24.1.     Powers of Attorney.                         8                **


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

*   Incorporated by reference.
**  Filed herewith