Form 10-Q
period 2001-04-01
COOKER RESTAURANT CORP /OH/
filed 2001-05-14
CIK 832412

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549
                           ____________________

                                Form 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---    SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended April 1, 2001

 X     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---    SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _____________ to _____________


                                _____________

                      Commission File Number: 1-13044


                       COOKER RESTAURANT CORPORATION
          ------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)


                     OHIO                    62-1292102
     -------------------------------------------------------------
(State or Other Jurisdiction of   (I.R.S. Employer Identification No.)
Incorporation or Organization)




                2609 West End Avenue, Nashville, Tennessee  37203
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code:   (561) 615-6000
                                                    -------------------

Indicate by check ??whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                    X
                   ---                            ---
                   Yes                            No


                  5,986,000 Common Shares, without par value
       (number of common shares outstanding as of the close of business on May 6, 2001)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                        (Dollar amounts in thousands)

                                                 April 1,          December 31,
                                                   2001                2000
                         ASSETS                -------------      -------------
                         ------

Current Assets:
   Cash and cash equivalents                   $    2,688         $    1,602
   Inventory                                        1,243              1,365
   Assets held for sale                            26,489             30,606
   Prepaid and other current assets                 1,945              1,687
   Income tax receivable                            1,362              1,888
                                              -------------      -------------
          Total current assets                     33,727             37,148


Property and equipment, net                        79,757             82,127
   Other assets, net                                1,612              1,663
                                              -------------      -------------

Total assets                                   $  115,096         $  120,938
                                              =============      =============


             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

Current liabilities:
   Current maturities of long-term debt        $   85,730         $   86,339
   Accounts payable                                 2,596              2,628
   Accrued liabilities                             12,899             14,763
   Capital lease obligation, current                   46                 98
                                              -------------      -------------
          Total current liabilities               101,271            103,828

Other liabilities                                   1,516              1,452
                                              -------------      -------------

          Total liabilities                       102,787            105,280
                                              -------------      -------------

Shareholders' equity:
   Common shares-without par value: authorized
   30,000,000 shares; issued 10,548,000 at
   April 1, 2001 and December 31, 2000             62,211             62,211
   Retained earnings (deficit)                     (1,473)             1,876
   Treasury stock, at cost, 4,562,000 and
   4,371,000 shares at April 1, 2001 and
   December 31, 2000, respectively                (48,429)           (48,429)
                                              -------------      -------------

          Total shareholders' equity               12,309             15,658
                                              -------------      -------------

Total liabilities and shareholders' equity     $  115,096         $  120,938
                                              =============      =============


See accompanying notes to condensed consolidated financial statements

              COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                  (In thousands, except per share data)

                                                 Three Months Ended

                                              April 1,        April 2,
                                                2001            2000
                                             ----------      ----------

 Sales                                       $   37,388      $   38,541
                                             ----------      ----------

 Cost of Sales:
      Food and beverage                          11,040          11,027
      Labor                                      14,208          14,212
      Restaurant operating expenses               8,257           7,466
      Restaurant depreciation                       928           1,630
      General and administrative                  2,701           2,581
      Preoperational costs                          -               179
      Impairment of long-lived assets               494             -
      Loss on loan guaranty                         -               633
      Severance recovery                            -              (810)
      Interest expense                            2,861           1,846
      Amortization of loan fees                     271              68
      Loss (gain) on sale of property               (92)            222
      Interest and other income (expense), net       69            (294)
                                             ----------      ----------
                                                 40,737          38,760

 Loss before income taxes                        (3,349)           (219)

 Benefit for income taxes                           -               (77)
                                             ----------      ----------

 Net loss                                    $   (3,349)     $     (142)
                                             ==========      ==========

 Basic earnings per common share:
      Net loss                               $    (0.56)     $    (0.02)
                                             ==========      ==========

 Diluted earnings per common share:
      Net loss                               $    (0.56)     $    (0.02)
                                             ==========      ==========

Weighted average number of common shares
     outstanding - basic and diluted              5,986           5,986
                                             ==========      ==========

See accompanying notes to condensed consolidated financial statements

             COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                        (Dollar amounts in thousands)

                                                         Three Months Ended
                                                   April 1,          April, 2
                                                     2001               2000
                                                 -----------        -----------

Cash flows from operating activities:
 Net loss                                        $    (3,349)       $      (142)
  Adjustments to reconcile net loss to net
  cash (used in) provided by operating
  activities:
   Depreciation and amortization                       1,309              1,764
   Loss on loan guaranty                                 -                  633
   Impairment charges                                    494                -
   (Gain) loss on sale of property                       (92)               222
   Decrease in current assets                            390                103
   Decrease (increase) in other assets                    51               (102)
   Decrease in current liabilities                    (1,896)              (803)
   Increase in other liabilities                          64                 64
                                                 -----------        -----------
     Net cash (used in) provided by
    operating activities                              (3,029)             1,739
                                                 -----------        -----------
Cash flows from investing activities:
 Purchases of property and equipment                    (592)              (759)
 Proceeds from sale of property and equipment          5,369                198
 Restricted Cash Deposits                                -                 (141)
                                                 -----------        -----------
    Net cash provided by (used in) investing
    activities                                         4,777               (702)
                                                 -----------        -----------
Cash flows from financing activities:
 Proceeds from borrowings                                -                5,500
 Repayments of borrowings                               (610)            (5,626)
 Capital lease obligations                               (52)               (49)
                                                 -----------        -----------
    Net cash used in financing activities               (662)              (175)
                                                 -----------        -----------

Net increase in cash and cash equivalents              1,086                862

Cash and cash equivalents, at beginning of period      1,602              1,428

Cash and cash equivalents, at end of period      $     2,688        $     2,290
                                                 ===========       ============


See accompanying notes to condensed consolidated financial statements

                COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Cooker Restaurant Corporation and subsidiaries
(the "Company"), after elimination of intercompany accounts and transactions, at April 1, 2001, and the statements of operations and cash flows for the three months ended April 1, 2001. The results of operations for the three months ended April 1, 2001, are not necessarily indicative of the operating results expected for the fiscal year ended December 30, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

Certain amounts in the financial statements for the first quarter of 2000 have been reclassified to conform to the 2001 presentation.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 8, the Company violated certain debt covenants and as a result, the Company has classified its debt as a current liability in the condensed consolidated balance sheet as of April 1, 2001. The Company has obtained forbearance from certain of its lenders that would allow the Company to suspend making principal and interest payments for nine months (through May 25, 2001). During the forbearance period the Company has made $4,450,000 and $680,000 of mostly interest payments to the Term Lenders on January 21, 2001 and April 20, 2001, respectively, including $50,000 of related bank fees. The Company has also entered into negotiations with its lenders to amend covenant requirements for future periods. The Company is also taking measures that are intended to increase sales and improve cash flows from operations. If management's plans described above are not successful, the lenders could accelerate the repayment of the Company's debt, which would have a material adverse effect on the Company's financial condition, results of operations and liquidity. The Company may find it appropriate in the near future to voluntarily seek protection under the bankruptcy laws in order to obain sufficient time to restructure certain of its obligations.
As a result, the Company has recently engaged special counsel and reorganization consultants to assist the Company in its operations plans. These conditions may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note 2:  Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share have been computed assuming the exercise of stock options, as well as their related income tax effects, unless their effect is antidilutive.

Convertible subordinated debentures outstanding as of April 1, 2001, are convertible into 582,725 shares of common stock at $21.5625 per share and are due October 2002. In accordance with SFAS No. 128, these debentures are included in diluted earnings per share under the "if-converted" method unless the effect is antidilutive. The converted shares were not included in the computation of diluted EPS for the three months ended April 1, 2001 and April 2, 2000, as the inclusion of the convertible subordinated debentures would be antidilutive.

Options to purchase 868,000 and 1,379,000 shares of common stock at prices ranging from $.84 to $21.75 per share and $2.625 to $17.75 per share, were outstanding for the three months ended April 1, 2001 and April 2, 2000, respectively, but were not included in the computation of diluted EPS because the Company had net losses for the three months ended April 1, 2001 and April 2, 2000, respectively. The options expire between October 2001 and
May 2010 for the three months ended April 1, 2001 and between April 2000 and January 2010 for the three months ended April 2, 2000.


Note 3:  Impairment of long-lived assets

Impairment charges for the first quarter of 2001 were $494,000 as compared to $0 in the first quarter of 2000. During the quarter ended April 1, 2001, the Company recorded impairment charges on 3 of its restaurants, which were classified as held for sale as of December 31, 2000, based on revised estimates of their fair value. Due to the current situation regarding the Company's Term Debt, the Company determined that the most prudent action would be to sell these properties and use the proceeds to pay down portions of the Term Debt. The Company wrote the properties down to fair value, less certain selling costs.

Note 4:  Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement 133 and Amendment of FASB Statement 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset, liability or firm commitment (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative (this is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement, as amended, was adopted by the Company in the first quarter of fiscal 2001. The Company has determined the adoption of SFAS No. 133, as amended, did not have a material effect on the Company's results of operations or statement of financial position.


Note 5:  Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

Interest rate swap agreements have been utilized to reduce the potential impact of increases in interest rates on floating-rate long-term debt.
At December 31, 2000, the Company was a party to an interest rate swap agreement with a termination date of September 28, 2001. Per the terms of the agreement, the Company paid 6.25% on $27,500,000 of it's total LIBOR-based floating rate debt, and receives LIBOR from the counterparty
(a major bank). On January 4, 2001 the interest swap agreement was cancelled, and payment of $187,000 was made to the counterparty. This amount was recorded as interest expense in the three months ended April 1, 2001.


Note 6:  Loss on Loan Guaranty

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


Note 7:  Severance Recovery

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

On March 8, 2000, the date the Company was called upon by the Bank to honor its guaranty, the balance of the severance liability to Mr. Seelbinder was approximately $910,000. In accordance with the agreement with Mr. Seelbinder, this amount, less certain amounts representing federal withholding liabilities, were applied to the amounts owed to the Company as a result of its guaranty. Accordingly, the Company recorded a severance recovery of approximately $907,000 in the accompanying consolidated statements of operations. As a result, approximately $810,000 in accrued severance liabilities were forfeited by Mr. Seelbinder and applied to the guaranty amount as of the three months ended April 2, 2000. Approximately $910,000 in accrued severance liabilities was forfeited by Mr. Seelbinder and applied to the guaranty amount as of the year ended December 31, 2000.


Note 8:  Loss (Gain) on Disposal of Fixed Assets

In the first quarter of 2001, the Company recorded a gain on disposal of fixed assets of $92,000. The gain was a result of the sale of the corporate office building in West Palm Beach, FL. Properties in Boardman, OH and Florence, KY were also sold in the first quarter of 2001. These properties were sold for the assets net book value, resulting in no gain or loss upon disposition.


Note 9: Long term debt

For the quarter ended October 1, 2000, the Company was not in compliance with certain covenants pertaining to its debt with Bank of America, N.A. (as successor to NationsBank) and First Union National Bank (collectively, the "Term Lenders"). Based on such non-compliance the Term Lenders may accelerate the repayment. In addition to not being in compliance with certain covenants, the Company did not make its full (interest and principal) payment due on July 3, 2000 and it has not made any of its principal payments due to the Term Lenders since the partial payment made on July 3, 2000. As a result of the non-compliance the Company accrued for additional interest, which included approximately $455,000 in penalty interest, $206,000 in regular late fees, and $2,360,000 of accelerated late fees, which are included in accrued liabilities in the accompanying balance sheet at April 1, 2001. The Company was current on the interest portion of the Term Loan, through January 21, 2001. The Company has not received a waiver from the Term Lenders to cure the non-compliance. Accordingly, the Company has reclassified the obligation to the Term Lenders as current for the quarter ended April 1, 2001.

The Company received a six-month forbearance from the Term Lenders, effective through March 31, 2001, pertaining to its principal and interest payments during that time period, along with a second forbearance effective through May 25, 2001. The forbearance allows for the postponement of principal and interest payments during the forbearance period. In January 2001 the Company sold three properties, one of which was the West Palm Beach Corporate Office Building. The majority of the sale proceeds were used to pay the interest portion of the Term Loan. During the forbearance period the Company has made $4,450,000 and $680,000 of mostly interest payments to the Term Lenders on January 21, 2001 and April 20, 2001, respectively, including $50,000 of related bank fees. The Company has also retained the services of an independent third party to assist the Company in obtaining other long-term financing intended to replace its current debt agreement with the lenders. The Company is negotiating with the lenders for a possible extension of the standstill agreement for a period of 12 months, to allow the Company time to secure new financing.

For the quarter ended April 1, 2001, the Company also was not in compliance with certain covenants pertaining to its term debt with the CIT Group ("CIT"). Based on such non-compliance with certain covenants, CIT is entitled, at their discretion, to exercise certain remedies including acceleration of repayment. The Company has not received a waiver from CIT to cure the non-compliance.
The Company is current on its payment obligations to CIT. Because the Company did not receive a waiver from CIT for the current non-compliance or for future periods, its obligation to CIT has been reclassified as a current liability

Additionally, Bank of America, N.A., as the agent for holders of its senior credit facility, notified Bank One, the trustee under its 6 3/4 % Convertible Subordinated Debentures, that the Company was in default under its senior credit facility and that no payments could be made by the Company, or received by the trustee, with respect to the 6 3/4 % Convertible Subordinated Debentures. Such notification is within their rights as the agent for holders of the Company's senior credit facility. This notice blocked the Company's ability to pay the scheduled interest payments under the debentures as well as any payments of principal, any redemption payments or change of control purchase payments. The failure to make these payments, as required, and the existence of a default under the senior credit facility, constitutes a default under the terms of the 6 3/4 % Convertible Subordinated Debentures and certain other of the Company's credit arrangements. As of April 1, 2001, the Company has reclassified the obligation to the holders of the 6 3/4% Convertible Subordinated Debentures as a current liability.


Note 10:  Contingencies

The case of Rebecca Conway v. Cooker Restaurant Corporation was filed in the Courts of Common Pleas, Cuyahoga County, Ohio in October 2000. This suit is a result of an after hours, non-Cooker sanctioned, function which resulted in the termination of four Cooker managers and five Cooker crew members.
One of the terminated crewmembers, the plaintiff, is alleging inappropriate and unwelcome behavior of others toward the plaintiff that night in question. The suit names Cooker Restaurant, two Cooker managers and 2 crewmembers as defendants with six counts against each; sexual harassment, retaliatory suspension and discharge, assault, battery, invasion of privacy, and intentional infliction of emotional distress. For each defendant and each count the plaintiff is seeking $25,000 and undetermined amounts "such further relief as the court deems necessary and proper"and attorney fees via a jury trial. Cooker intends to vigorously defend the lawsuit, but there can be no assurance that the Company will ultimately prevail, because the case is in its early stages the Company has not yet determined the impact, if any, upon the financial statements.

The Company is a party to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

From time to time, the Registrant may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "believe," "anticipate," "project," and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operations and as part of other sections of this Report or other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions. These statements are based on management's present assumptions as to future trends, including economic trends, prevailing interest rates, the availability and cost of raw materials, the availability of capital resources necessary to complete the Registrant's expansion plans, government regulations, especially regulations regarding taxes, labor and alcoholic beverages, competition, consumer preferences, and similar factors. Changes in these factors could affect the validity of such assumptions and could have a materially adverse effect on the Registrant's business.

Results of Operations

The following table sets forth as a percentage of sales certain items appearing in the Registrant's statements of operations.

               COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
                          RESULTS OF OPERATIONS
                              (UNAUDITED)

                                              Three Months Ended
                                            April 1,        April 2,
                                             2001             2000
                                           ---------       ---------

Sales                                         100.0%          100.0%
                                           ---------       ---------
Cost of Sales:
  Food and beverage                            29.5%           28.6%
  Labor                                        38.0%           36.9%
  Restaurant operating expenses                22.1%           19.4%
  Restaurant depreciation                       2.5%            4.2%
  General and administrative                    7.2%            6.7%
  Preoperational costs                          0.0%            0.4%
  Impairment of long-lived assets               1.3%            0.0%
  Loss on loan guaranty                         0.0%            1.6%
  Severance recovery                            0.0%           -2.1%
  Interest expense                              7.7%            4.8%
  Amortization of loan fees                     0.7%            0.2%
  Loss (gain) on sale of property              -0.2%            0.6%
  Interest and other income (expense), net      0.2%           -0.8%
                                           ---------       ---------
                                              109.0%          100.9%

Loss before income taxes                       -9.0%           -0.5%

Benefit for income taxes                        0.0%           -0.2%
                                           ---------       ---------

Net loss                                       -9.0%           -0.3%
                                           =========       =========


Sales
-----
Sales for the first quarter of fiscal 2001 decreased 3.0%, or $1,153,000, to $37,388,000 compared to sales of $38,541,000 for the first quarter of fiscal 2000. The decrease for the three months ended April 1, 2001 is due to a decrease in the number of guests at the restaurants as well as a decrease in the number of stores operating during the comparable periods. At the end of the first quarter of 2001, the Registrant operated 64 restaurants, compared to 65 at the end of the first quarter of 2000. Same store sales were down 3.6% for the three months ended April 1, 2001. The average check of $12.33 was up 1.8% from the first quarter of 2000. To address the decrease in sales the Registrant has increased its staffing at the restaurants, revised its standard national menu to a regional menu, and implemented other procedures to emphasize customer service.

Food and beverage
-----------------
The cost of food and beverage for the first quarter of 2001 was $11,040,000 as compared to $11,027,000 for the first quarter of 2000. The increase of $13,000 is primarily due to increased food cost offset with decreased sales for the quarter compared to last year. As a percentage of sales, the cost of food and beverage was 29.5% for the first quarter of 2001, as compared to 28.6% for the first quarter of 2000. The increase in 2001 is due primarily to increased prices for produce and beef, menu changes, as well as an industry supply problem which occurred when one of the industry's major suppliers filed for bankruptcy in 2000. Disruptions in scheduled deliveries, as a result of this supply problem necessitated certain purchases from other outside sources at less favorable prices.

Labor
-----
Labor costs for the first quarter of 2001 were $14,208,000 as compared to $14,212,000 for the first quarter of 2000. Labor costs as a percentage of sales for the first quarter of 2001 were 38.0% as compared to 36.9% for the first quarter of 2000. The percentage increase is due primarily to decreased same-store sales for the quarter as well as increased staffing levels at our restaurants. The Registrant has focused on increasing staffing levels at the restaurants in an effort to provide better service to the guests. Accordingly, manager and cook costs increased as a percentage of sales during the comparable periods.

Restaurant operating expenses
-----------------------------
Restaurant operating expenses for the first quarter of 2001 were $8,257,000 as compared to $7,466,000 for the first quarter of 2000. The increase of $791,000 was primarily due to increases in public relations of $273,000, utilities of $167,000, and occupancy costs of $217,000. Restaurant operating expenses as a percentage of sales for the three months ended April 1, 2001 were 22.1%, as compared to 19.4% for the comparable period in the prior year.

Restaurant depreciation
-----------------------
Restaurant depreciation expense for the first quarter of 2001 was $928,000, as compared to $1,630,000 for the comparable period in the prior year. The decrease of $702,000 for the first quarter of 2001 is due primarily to the reclassification of 24 restaurants from property, plant, and equipment to assets held for sale, in the second half of 2000. Assets held for sale are stated at the lower of cost or estimated fair value less costs to sell and include various properties held for sale at April 1, 2001. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of, the Registrant does not recognize depreciation or amortization expense during the period in which the assets are being held for sale.

General and administrative expenses
-----------------------------------
General and administrative expenses for the first quarter of 2001 were $2,701,000 as compared to $2,581,000 for the first quarter of 2000. The increase of $120,000 is due primarily to increases in bonus, wages and other benefit costs of $403,000, increases to consultant and legal expenses of $154,000, and increases in rental expense of $77K, offset with decreases in marketing and other related expenses of $516,000.

Preoperational costs
--------------------
Preoperational costs in the first quarter of 2001 were $0 as compared to $179,000 in the first quarter of 2000. The decrease of $179,000 is due entirely to the decrease in the number of store openings in 2001, as compared to 2000. The Registrant opened one new restaurant in 2000 as compared to none in 2001.

Impairment of long-lived assets
-------------------------------
Impairment charges for the first quarter of 2001were $494,000 as compared to $0 in the first quarter of 2000. During the quarter ended April 1, 2001, the Registrant recorded impairment charges on 3 of its restaurants, which were classified as held for sale as of December 31, 2000, based on revised estimates of their fair value. Due to the current situation regarding the Registrant's Term Debt, the Registrant determined that the most prudent action would be to sell these properties and use the proceeds to pay down portions of the Term Debt. The Registrant wrote the properties down to fair value, less certain selling costs.

Loss on loan guaranty
---------------------
Loss on loan guaranty for the first quarter of 2001 was $0, as compared to $633,000 for the comparable period in the prior year. During the first quarter of 2000, the Registrant recorded a loss on loan guaranty of $633,000. In 1994, the Board of Directors approved a guaranty by us of a loan of $5,000,000 to G. Arthur Seelbinder, the former Chairman of the Board and a current Director, and his wife. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). The loan was secured by 323,000 shares of common stock owned by Mr. Seelbinder and a cash deposit from us of approximately $3,000,000. The term of the loan and the guaranty were extended until March 1, 2000, at which time the loan matured. As of March 1, 2000 the balance of the loan was $3,753,000. On March 8, 2000, the Bank sold Mr. Seelbinder's stock for $666,000 in a private transaction, and applied this amount to the loan. The remaining balance of the loan of $3,087,000 was funded by us as a result of the Registrant's guaranty. Accordingly, the Registrant recorded an additional loss on the guaranty of approximately $633,000, the difference between the amount due the Bank, and the $2,454,000 reserve previously recorded.

Severance recovery
------------------
Severance recovery for the first quarter of 2001 was $0, as compared to $810,000 for the comparable period in the prior year. For the first quarter of 2000, the Registrant recorded a gain on severance recovery of $810,000. During the third quarter of 1999, the Registrant recorded severance charges of $1,300,000. These charges represented an accrual for the severance agreement reached between the Registrant and its former Chairman and Chief Executive Officer, G. Arthur Seelbinder. The amounts were for past services rendered to the Registrant, and therefore the Registrant accrued for the full amount of the severance package during the third quarter. Of the amount charged, $212,000 represented the write-off of certain amounts owed to the Registrant by Mr. Seelbinder and $1,088,000 represented payments to be received by Mr. Seelbinder in conjunction with his severance agreement.

On March 8, 2000, the Registrant was called upon by the Bank to honor its guaranty of Mr. Seelbinder's loan as described in Note 5 to the financial statements. On that date, the balance of the severance liability to Mr. Seelbinder was approximately $910,000. In accordance with the agreement with Mr. Seelbinder, this amount, less certain amounts representing federal withholding liabilities were applied to the amounts owed by him to the Registrant as a result of our payment under the guaranty. As a result, approximately $810,000 in accrued severance liabilities were forfeited by Mr. Seelbinder and applied to the guaranty amount.

Interest expense
----------------
Interest expense in the first quarter of 2001 was $2,861,000 as compared to $1,846,000 in the first quarter of 2000. The increase of $1,015,000 is due to the additional accrued interest, including $455,000 in penalty interest and $187,000 interest swap cancellation fee, relating to the status of the Registrant's Term Loan.

Loss (Gain) on disposal of fixed assets
---------------------------------------
In the first quarter of 2001, the Registrant recorded a gain on disposal of fixed assets of $92,000 and a loss on disposal of fixed assets of $222,000 in the same period of the prior year. The gain in 2001 was a result of the sale of the corporate office building in West Palm Beach, FL. Properties in Boardman, OH and Florence, KY were also sold in the first quarter of 2001. These properties were sold for net book value of the assets, resulting in no gain or loss upon disposition.

(Benefit) provision for income taxes
------------------------------------
The (benefit) provision for income taxes for the quarters ended 2001 and 2000, as a percentage of (loss) income before taxes, was (0%) and (35.2%), respectively. The change in the effective tax rate in the current year is primarily due to the increase in the valuation allowance on the deferred tax assets. SFAS No. 109 requires that the deferred tax assets be reduced by a valuation allowance to the extent that it is "more likely than not" that the asset will be realized. During the fourth quarter of 2000, the Registrant established a valuation allowance to eliminate the deferred tax asset since it was more likely than not that the tax asset would not be realized.


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

The Registrant's principal capital requirements are for working capital and improvements to existing restaurants. The majority of the Registrant's financing for operations and working capital is provided by internally generated cash flows from operations and amounts available under the Revolver (defined below).

During 1998, the Registrant entered into a new term loan agreement with NationsBank of Tennessee and First Union National Bank (the "Term Loan") and a term loan with the CIT/Equipment Financing Group, Inc. (collectively the " Lenders") in conjunction with its repurchase of common stock pursuant to the Tender Offer (the "Offer") which was completed on October 5, 1998. The Registrant borrowed $70,500,000 under the two term loan agreements with the Lenders, and established a $10,000,000 Revolving Line of Credit (the "Revolver") with NationsBank of Tennessee. Pursuant to certain renegotiations of the Registrant's debt terms in December 1999, the amount available under the Revolver was extended to $13,500,000. No other financial terms of the original agreements with the lenders were changed as a result of the negotiations. Of the $70,500,000 in term loans, $30,000,000 was with NationsBank of Tennessee, $22,500,000 was with First Union National Bank, and $18,000,000 was with the CIT/Equipment Financing Group, Inc. As of December 31, 2000, the Registrant had borrowed $13,425,000 against the Revolver and the outstanding balance of the Term Loans was approximately $60,367,000.

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

For the quarter ended October 1, 2000, the Registrant was not in compliance with certain covenants pertaining to its debt with Bank of America, N.A. (as successor to NationsBank) and First Union National Bank (collectively, the "Term Lenders"). Based on such non-compliance, the Term Lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. In addition to not being in compliance with certain covenants, the Registrant did not make its full (interest and principal) payment due on July 3, 2000 and it has not made any of its principal payments due to the Term Lenders since the partial payment made on July 3, 2000. The Registrant has not received a waiver from the Term Lenders to cure the non-compliance. Accordingly, the Registrant has reclassified the obligation to the Term Lenders as current for the quarter ended April 1, 2001.

The Registrant received a six-month forbearance from the Term Lenders, effective through March 31, 2001, pertaining to its principal and interest payments during that time period, along with a second forbearance effective through May 25, 2001. The forbearance allows for the postponement of principal and interest. During the forbearance period the Company has made $4,450,000 and $680,000 of mostly interest payments to the Term Lenders on January 21, 2001 and April 20, 2001, respectively, including $50,000 of related bank fees. The Registrant is negotiating with the lenders for a possible extension of the standstill agreement for a period of 12 months, to allow the Registrant time to secure new financing, although the lenders have been unwilling to grant such a standstill agreement as of the date of this report.

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

Additionally, Bank of America, N.A., as the agent for holders of its senior credit facility, notified First Union National Bank of North Carolina, the trustee under its 6 3/4 % Convertible Subordinated Debentures, that the Registrant was in default under its senior credit facility and that no payments could be made by the Registrant, or received by the trustee, with respect to the 6 3/4 % Convertible Subordinated Debentures. Such notification is within their rights as the agent for holders of the Registrant's senior credit facility. This notice blocked the Registrant's ability to pay the scheduled interest payments under the debentures as well as any payments of principal, any redemption payments or change of control purchase payments.
The failure to make these payments, as required, and the existence of a de fault under the senior credit facility, constitutes a default under the terms of the 6 3/4 % Convertible Subordinated Debentures and certain other of Cooker's credit arrangements. As of December 31, 2000, the Registrant has reclassified the obligation to the holders of the 6 3/4% Convertible Subordinated Debentures as a current liability.

In January 2001, the Registrant sold the 32,000 square foot office building in West Palm Beach, Florida, where its executive offices are located, to an unrelated third party. The Registrant then entered into a three-year term leaseback agreement for the West Palm Beach Corporate Office. The lease term runs through May 2003. Additionally in the first quarter of 2001, properties in Boardman, OH and Florence, KY were sold to unrelated third parties. Further, the Registrant closed two restaurants, one in Evansville, IN and one in West Palm Beach, FL. The Registrant does not intend to open any new restaurants in 2001. Total cash expenditures for restaurant expansion and improvements are projected to be approximately $1,800,000 for fiscal 2001. The Registrant believes that cash flows from operations will be sufficient to fund the ongoing maintenance and remodeling of existing restaurants as well as other working capital requirements.

Further, the Registrant has completed the process of rolling out a new regional menu in all of its locations. The menu features new recipes, new presentations and larger portions, as well as new items. The Registrant believes that the changes to the menu, as well as the focus on guest service, will have the impact of increasing sales and operating margins, as well as operating cash flows.

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

The Registrant may find it appropriate in the near future to voluntarily seek protection under the bankruptcy laws in order to obtain sufficient time to restructure certain of its obligations. As a result, the Registrant has recently engaged special counsel and reorganization consultants to assist the Registrant in its operations plans.

The Registrant's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. If management's plans described above are not successful, the lenders could exercise their right to accelerate the repayment of the Registrant's debt, which would have a material adverse effect on the Registrant's financial condition, results of operations and liquidity. These conditions may indicate that the Registrant may be unable to continue as a going concern for a reasonable period of time. The Registrant's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement 133 and Amendment of FASB Statement 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in fair value of a recognized asset, liability or firm commitment (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative (this is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement, as amended, was adopted by the Registrant in the first quarter of fiscal 2001. The Company has determined the adoption of SFAS No. 133, as amended, did not have a material effect on the Company's results of operations or statement of financial position.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Registrant has performed a sensitivity analysis on its fixed and floating long term debt at April 1, 2001. The results of this sensitivity analysis indicated that there has been no substantial change in the fair value of the fixed and floating debt, since December 31, 2000.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

No material developments occurred during the fiscal quarter ended April 1, 2001 with respect to any material pending legal proceedings.

Routine Proceedings

The Registrant is a party to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 2.     Changes in Securities and Use of Proceeds.

	None.

Item 3.     Defaults Upon Senior Securities

For the quarter ended October 1, 2000, the Registrant was not in compliance with certain covenants pertaining to its debt with Bank of America, N.A. (as successor to NationsBank) and First Union National Bank (collectively, the "Term Lenders"). Based on such non-compliance, the Term Lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. In addition to not being in compliance with certain covenants, the Registrant did not make its full (interest and principal) payment due on July 3, 2000 and it has not made any of its principal payments due to the Term Lenders since the partial payment made on July 3, 2000. The Registrant has not received a waiver from the Term Lenders to cure the non-compliance. Accordingly, the Registrant has reclassified the obligation to the Term Lenders as current for the quarter ended April 1, 2001.

The Registrant received a six-month forbearance from the Term Lenders, effective through March 31, 2001, pertaining to its principal and interest payments during that time period, along with a second forbearance effective through May 25, 2001. The forbearance allows for the postponement of principal and interest payments. During the forbearance period the Company has made $4,450,000 and $680,000 of mostly interest payments to the Term Lenders on January 21, 2001 and April 20, 2001, respectively, including $50,000 of related bank fees. The Registrant is negotiating with the lenders for a possible extension of the standstill agreement for a period of 12 months, to allow the Registrant time to secure new financing, although the lenders have been unwilling to grant such a standstill agreement as of the date of this report.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company conducted its 2001 Annual Shareholders' Meeting on April 30, 2001. The matters voted on and the results of the items submitted to a vote of the shareholders are stated below:

Election of two directors for a term of three years to the Board of Directors:

            Director Nominee        Votes Cast For  Votes Withheld

            Robin V. Holderman      5,405,115       55,010
            Brad Saltz              5,408,061       52,064

The names of the directors whose term of office as a director continued after the meeting are: Henry R. Hillenmeyer, D. Shannon LeRoy, David T. Kollat, Harvey M. Palash, and Daniel A. Clay.

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports on Form 8-K.

(a)    The following exhibits are filed as part of this report.

(10) Material Contracts (*Management contract or compensatory plan or arrangement.)

       10.1 Cooker Restaurant Corporation 2001 Restricted Stock Plan, incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (File No. 333-58260)*

       10.2 Second Standstill Agreement dated April 19, 2001 between the Registrant and First Union National Bank and Bank of America, N.A. (formerly NationsBank of Tennessee, N.A), both national banking associations (filed herewith to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001; Commission File No. 1-13044)*

(b)    Reports on Form 8-K during the fiscal quarter ended April 1, 2001

       None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  COOKER RESTAURANT CORPORATION
  (The "Registrant")

Date: May 10, 2000

By: /s/  Henry R. Hillenmeyer
   ---------------------------
    Henry R. Hillenmeyer
    Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer and duly authorized officer)

By: /s/  Mark W. Mikosz
   ---------------------------
    Mark W. Mikosz
    Vice President - Chief Financial Officer
    (principal financial and accounting officer)

________________________________________________________________________
________________________________________________________________________





                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                           ________________________



                        COOKER RESTAURANT CORPORATION



                          ________________________


                         FORM 10-Q QUARTERLY REPORT

                        FOR THE FISCAL QUARTER ENDED:

                                APRIL 1, 2001


                          _________________________


                                  EXHIBITS


                          _________________________




________________________________________________________________________
________________________________________________________________________