Form 10-Q
period 2001-07-01
COOKER RESTAURANT CORP /OH/
filed 2001-08-20
CIK 832412

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549
                           ---------------------

                                Form 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended July 1, 2001

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from _____________ to _____________


                               ------------
                       Commission File Number: 1-13044


                       COOKER RESTAURANT CORPORATION
          ------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

                    OHIO                        62-1292102
      ------------------------------        -------------------
     (State or Other Jurisdiction of         (I.R.S. Employer
      Incorporation or Organization)        Identification No.)


              2609 West End Avenue, Nashville, Tennessee 37203
            ---------------------------------------------------
            (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code:	 (561) 615-6000
                                                         --------------

Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                     [X]                       [ ]
                     Yes                       No


                6,491,429 Common Shares, without par value
    ----------------------------------------------------------------
    (number of common shares outstanding as of the close of business on August 17, 2001)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

    COOKER RESTAURANT CORPORATION AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                         (Dollar amounts in thousands)

                                                    July 1,       December 31,
                                                     2001            2000
                                                 ------------     ------------
                         ASSETS
                         ------
Current Assets:
 Cash and cash equivalents                       $     4,405      $     1,602
 Inventory                                               953            1,365
 Assets held for sale                                 23,970           30,606
 Prepaid and other current assets                      1,739            1,687
 Income tax receivable                                 1,531            1,888
                                                 -----------      -----------
     Total current assets                             32,598           37,148


 Property and equipment, net                          73,530           82,127
 Other assets, net                                     2,508            1,663
                                                 -----------      -----------
Total assets                                     $   108,636      $   120,938
                                                 ===========       ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

Current liabilities:
 Current maturities of long-term debt            $    72,681      $    86,339
 Accounts Payable                                          -            2,628
 Post petition accounts payable                        1,048
 Accrued liabilities                                   5,829           14,763
 Capital lease obligation, current                        46               98
                                                 -----------      -----------
     Total current liabilities                        79,604          103,828

Other liabilities                                      1,553            1,452
Pre-petition accounts payable                          7,648                -
Debentures subject to compromise                      12,547                -
Accrued liabilities subject to compromise              5,460                -
                                                 -----------      -----------
     Total liabilities                               106,812          105,280
                                                 -----------      -----------
Shareholders' equity:
 Common shares-without par value:
  authorized 30,000,000 shares;
  issued 11,054,000 at July 1, 2001
  and 10,548,000 December 31, 2000                    57,301           62,211
Retained earnings (accumulated deficit)              (11,981)           1,876
Deferred compensation                                   (437)
Treasury stock, at cost, 4,056,000
 and 4,562,000 shares at July 1, 2001
 and December 31, 2000, respectively                 (43,059)         (48,429)
                                                 -----------      -----------
          Total shareholders' equity                   1,824           15,658
                                                 -----------      -----------
Total liabilities and shareholders' equity       $   108,636      $   120,938
                                                 ===========      ===========




See accompanying notes to condensed consolidated financial statements

    COOKER RESTAURANT CORPORATION AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                   (In thousands, except per share data)

                                              Three Months Ended      Six Months Ended
                                               July 1,    July 2,    July 1,    July 2,
                                                2001       2000       2001       2000
                                              --------   --------   --------   --------

Sales                                         $ 30,460   $ 36,573   $ 67,848   $ 75,114
                                              --------   --------   --------   --------
Cost of Sales:
  Food and beverage                              9,546     10,622     20,586     21,649
  Labor                                         12,510     13,807     26,718     28,019
  Restaurant operating expenses                  7,103      7,664     15,360     15,129
  Restaurant depreciation                          967      1,531      1,895      3,162
  General and administrative                     2,407      2,067      5,108      4,580
  Impairment of long-lived assets                5,443        -        5,937        -
  Restructuring expenses                           664        -          664        -
  Gain on severance recovery                       -          -          -         (810)
  Loss on loan guaranty                            -          -          -          633
  Interest expense                               2,128      1,829      4,989      3,619
  Amortization of loan fees                        -          105        271        182
  Loss (gain)  on sale of property
    and equipment, net                             204        -          112        222
  Interest and other (income) expense, net          (3)       -           65        -
                                              --------   --------   --------   --------
Loss before income taxes                       (10,509)    (1,052)   (13,857)    (1,271)

Benefit for income taxes                           -         (368)       -         (445)
                                              --------   --------   --------   --------
  Net loss                                    $(10,509)  $   (684)  $(13,857)  $   (826)
                                              ========   ========   ========   ========
Basic loss per common share:
  Net loss                                    $  (1.72)  $  (0.11)  $  (2.26)  $  (0.14)
                                              ========   ========   ========   ========
Diluted loss per common share:
  Net loss                                    $  (1.72)  $  (0.11)  $  (2.26)  $  (0.14)
                                              ========   ========   ========   ========
Weighted average number of common shares
  outstanding - basic and diluted                6,121      5,986      6,121      5,986
                                              ========   ========   ========   ========

See accompanying notes to condensed consolidated financial statements

    COOKER RESTAURANT CORPORATION AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                      (Dollar amounts in thousands)

                                                              Six Months Ended
                                                           July 1,          July 2,
                                                             2001             2000
                                                         -----------      -----------

Cash flows from operating activities:
  Net loss                                               $   (13,857)     $      (826)

  Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
  Depreciation and amortization                                2,354            3,434
  Loss on loan guaranty                                          -                633
  Impairment charges                                           5,937              -
  Restructuring charges                                          664
   Loss (gain) on sale of property and equipment,net             112              222
  Decrease ( increase) in current assets                         717             (236)
  Increase in other assets                                      (845)              (9)
  Increase (decrease) in pre-petition liabilities                  2           (2,305)
  Increase in current post petition liabilities                1,048              -
  Increase in other liabilities                                  171              436
                                                         -----------      -----------
  Net cash (used in) provided by operating activities         (3,697)           1,349
                                                         -----------      -----------

Cash flows from investing activities:
  Purchases of property and equipment                         (2,216)            (938)
  Proceeds from sale of property and equipment                 9,969              198
  Restricted Cash Deposits                                       -               (141)
                                                         -----------      -----------
   Net cash provided by (used in) investing activities         7,753             (881)
                                                         -----------      -----------
Cash flows from financing activities:
  Proceeds from borrowings                                       950           10,250
  Repayments of borrowings                                    (2,133)         (10,748)
  Redemption of Debentures                                       -                (18)
  Capital lease obligations                                      (70)             (49)
                                                         -----------      -----------
   Net cash used in financing activities                      (1,253)            (565)
                                                         -----------      -----------

Net increase (decrease) in cash and cash equivalents           2,803              (97)


Cash and cash equivalents, at beginning of period              1,602            1,428
                                                         -----------      -----------
Cash and cash equivalents, at end of period              $     4,405      $     1,331
                                                         ===========      ===========

See accompanying notes to condensed consolidated financial statements

    COOKER RESTAURANT CORPORATION AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

Note 1:  Basis of Presentation
         ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Cooker Restaurant Corporation and subsidiaries ("the Company"), after elimination of intercompany accounts and transactions, at July 1, 2001, and the statements of operations for the three and six months ended July 1, 2001 and cash flows for the six months ended July 1, 2001. The results of operations for the three months and six months ended July 1, 2001, are not necessarily indicative of the operating results expected for the fiscal year ended December 30, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

Certain amounts in the financial statements for the three months and six months ended July 1, 2000 have been reclassified to conform to the 2001 presentation.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", which the Company adopted on May 25, 2001. As discussed in Note 8, the Company violated certain debt covenants and as a result, the Company has classified its debt as a current liability in the condensed consolidated balance sheet as of July 1, 2001. The Company had obtained forbearance from certain of its lenders that allowed the Company to suspend making principal and interest payments for nine months (through May 25, 2001). During the forbearance period the Company made payments of $7,836,000 of which $2,133,000 was applied to principal, $5,653,00 to interest and $50,000 to related bank fees.

On May 25, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code ('Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division. The Company is seeking relief in order to restructure its debt and to reorganize its operations due to a decrease in liquidity and the reluctance of the holders of its long-term debt (the "Banks") to extend the forbearance. Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of The Company's liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. However, the Bankruptcy Court has approved payment of certain pre-petition liabilities such as employee wages and benefits. The Bankruptcy Court has also approved the retention of legal and financial professionals. As a result, the Company has recently engaged special counsel and reorganization consultants to assist the Company in its operations plans. The Company is also taking measures that are intended to increase sales and improve cash flows from operations. The Company is in possession of its properties and assets and continues to manage its business as debtor-in-possession subject to the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court approval to assume or reject any pre-petition executory contracts and unexpired leases.

While operating as debtors-in-possession under the protection of the Bankruptcy Code, and subject to the Bankruptcy Court approval or as otherwise as permitted in the ordinary course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, the amounts and classifications reported in the consolidated historical financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of the Chapter 11 proceedings.

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the Company's bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show
(i) as to assets, their realizable value on a liquidation or sale basis or their availability to satisfy liabilities, (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company or (iv) as to operations, the effect of any changes that may be made in its business.

As of the date of this report, the Company has not filed any reorganization plans with the Bankruptcy Court. If management is unable to implement a successful plan, the lenders, subject to the Bankruptcy Court approval, could accelerate the repayment of the Company's debt, which would have a material adverse effect on the Company's financial condition, results of operations and liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note 2:  Earnings Per Share
         ------------------

Basic earnings per share have been computed by dividing net loss by the weighted average number of shares outstanding during the periods reported. Diluted earnings per share have been computed assuming the exercise of stock options, as well as their related income tax effects, unless their effect is antidilutive.

Convertible subordinated debentures outstanding as of July 1, 2001, are convertible into 582,725 shares of common stock at $21.5625 per share and are due October 2002. In accordance with SFAS No. 128, these debentures are included in diluted earnings per share under the "if-converted" method unless the effect is antidilutive. The converted shares were not included in the computation of diluted EPS for the three months and six months ended July 1, 2001 and July 2, 2000, as the inclusion of the convertible subordinated debentures would be antidilutive.

Options to purchase 868,000 and 1,379,000 shares of common stock at prices ranging from $.84 to $21.75 per share and $2.625 to $17.75 per share, were outstanding for a portion of the three months and six months ended July 1, 2001 and July 2, 2000, respectively, but were not included in the computation of diluted EPS, as the inclusion would be antidilutive.

Effective May 14, 2001, the Company exchanged 482,386 shares of restricted stock for options held to purchase 618,156 shares of the Company's common stock. In connection with this exchange, which was limited to directors and employees, the Company recorded deferred compensation expense of $437,000 which is being amortized over the four years vesting period of the restricted stock.

Note 3: Impairment of long-lived assets
        -------------------------------

During the six months ended July 1, 2001, the Company recorded impairment charges totaling $5,937,000 on 22 of its restaurants, to record such assets at their estimated fair value, less certain estimated selling costs. Included in this amount are the net book values of certain leasehold improvements and equipment relating to unexpired leases for 8 restaurants, which the Company has rejected in accordance with the provisions of the Bankruptcy Code. However, there is no guaranty that parties affected by such rejections will not file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures. (See "Note 10: Subsequent Event" regarding additional restaurant closures after the end of the quarter ended July 1, 2001). Due to the current situation regarding the Company's Term Debt, the Company determined that the most prudent action would be to close these locations and sell these properties and use the proceeds to pay down portions of the Term Debt.

During the six months ended July 1, 2001, the Company closed 16 restaurants and reclassed these stores as assets held for sale, sold 3 restaurants that were previously classified as assets held for sale and revalued the estimated fair value of 3 stores that were closed in fiscal 2000 and are currently classified as held for sale. These assets were taken out of service at the time the restaurants were closed and consequently no further depreciation was recognized.

In addition, the Company has also accrued $664,000 to cover the estimated carrying costs of the closed stores. These charges are for exit costs that the Company was contractually obligated to prior to closing the stores that will not benefit future operations.

Note 4: Derivative Financial Instruments
        --------------------------------

The Company had only limited involvement with derivative financial instruments and did not use them for trading purposes.

Interest rate swap agreements have been utilized to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At December 31, 2000, the Company was a party to an interest rate swap agreement with a termination date of September 28, 2001. Per the terms of the agreement, the Company paid 6.25% on $27,500,000 of it's total LIBOR-based floating rate debt, and received LIBOR from the counterparty (a major bank). On January 4, 2001 the interest swap agreement was cancelled, and payment of $187,000 was made to the counterparty. This amount was recorded as interest expense in the three months ended April 1, 2001.

Note 5: Loss on Loan Guaranty
        ---------------------

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

Note 6: Severance Recovery
        ------------------

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

On August 10, 2001, the Company filed a lawsuit to collect the full amount owed from Mr. Seelbinder .

Note 7: Loss (Gain) on Disposal of property and equipment
        -------------------------------------------------

In the first quarter of 2001, the Company recorded a gain on disposal of fixed assets of $92,000. The gain was a result of the sale of the corporate office building in West Palm Beach, FL. Properties in Boardman, OH and Florence, KY were also sold in the first quarter of 2001. These properties were sold for the assets' net book value. During the quarter ended July 1, 2001, the Company recorded a loss of $ 250,000 on the sale of its properties in Grand Rapids and Troy, Michigan and recorded a gain of $46,000 on the sale of its property at Palm Harbor, FL.

Note 8: Long term debt
        --------------

Since the quarter ended October 1, 2000, the Company has not been in compliance with certain covenants pertaining to its debt with Bank of America, N.A. (as successor to NationsBank) and First Union National
Bank (collectively, the "Term Lenders"). Based on such non-compliance the Term Lenders had the right to accelerate the repayment of the debt. In addition to not being in compliance with certain covenants, the Company did not make its full (interest and principal) payment due on July 3, 2000 nor did it make its principal payments in accordance with the terms of the loan due to the Term Lenders. As a result of the non-compliance the Company accrued for additional interest, which included approximately $455,000 in penalty interest, $206,000 in regular late fees, and $2,360,000 of accelerated late fees, which are included in accrued liabilities in the accompanying balance sheet at July 1, 2001. In addition, at July 1, 2001, the Company, accrued an additional $355,000 in penalty interest as well as $1,140,000 of interest as the Company was not current on the interest portion of the Term Loan. The Company has not received a waiver from the Term Lenders to cure the non-compliance. Accordingly, the Company has classified the obligation to the Term Lenders as current in the condensed consolidated balance sheets.

The Company received a six-month forbearance from the Term Lenders, effective through March 31, 2001, pertaining to its principal and interest payments during that time period, along with a second forbearance effective through May 25, 2001. The forbearance allowed for the postponement of principal and interest payments during the forbearance period. In January 2001, the Company sold three properties, one of which was the West Palm Beach Corporate Office Building. The majority of the sale proceeds were used to pay the interest portion of the Term Loan. During the forbearance period the Company has made $4,450,000 and $680,000 of primarily interest payments to the Term Lenders on January 21, 2001 and April 20, 2001, respectively, including $50,000 of related bank fees. In May 2001, the Company also sold its properties at Grand Rapids, Troy and Palm Harbor .The proceeds were used to pay the interest portion of the term loan and to finance its acquisition of the Cool Springs store. The Company also retained the services of an independent third party to assist the Company in obtaining other long-term financing intended to replace its current debt agreement with the lenders.

Since the quarter ended October 1, 2000, the Company also has not been in compliance with certain covenants pertaining to its term debt with the CIT Group ("CIT"). Based on such non-compliance with certain covenants, CIT was entitled, at their discretion, to exercise certain remedies including acceleration of repayment. The Company has not received a waiver from CIT to cure the non-compliance. Because the Company did not receive a waiver from CIT for the current non-compliance or for future periods, its obligation to CIT has been classified as a current liability in the condensed consolidated balance sheets.

Additionally, Bank of America, N.A., as the agent for holders of its senior credit facility, notified First Union, the trustee under its 6 3/4% Convertible Subordinated Debentures, that the Company was in default under its senior credit facility and that no payments could be made by the Company, or received by the trustee, with respect to the 6 3/4% Convertible Subordinated Debentures. Such notification was within their rights as the agent for holders of the Company's senior credit facility. This notice blocked the Company's ability to pay the scheduled interest payments under the debentures as well as any payments of principal, any redemption payments or change of control purchase payments. The failure to make these payments, as required, and the existence of a default under the senior credit facility, constitutes a default under the terms of the 6 3/4% Convertible
Subordinated Debentures and certain other of the Company's credit arrangements. The Company has classified the obligation to the holders of the 6 3/4% Convertible Subordinated Debentures as a current liability in the condensed consolidated balance sheets.

In June 2001, the company borrowed $1,000,000 from a stockholder of the Company with a maturity date of September 4, 2001 which is secured by two parcels of real property. The proceeds of $950,000 net of prepaid interest of $30,000 and prepaid loan fee of $10,000 will be used as working capital.

Note 9: Contingencies
        -------------

The case of Rebecca Conway v. Cooker Restaurant Corporation was filed in the Courts of Common Pleas, Cuyahoga County, Ohio in October 2000. This suit is a result of an after hours, non-Cooker sanctioned, function which resulted in the termination of four Cooker managers and five Cooker crewmembers. One of the terminated crewmembers, the plaintiff, is alleging inappropriate and unwelcome behavior of others toward the plaintiff the night in question.
The suit names the Company, two Cooker managers and two crewmembers as defendants with six counts against each; sexual harassment, retaliatory suspension and discharge, assault, battery, invasion of privacy, and intentional infliction of emotional distress. For each defendant and each count the plaintiff is seeking $25,000 and undetermined amounts defined as "such further relief as the court deems necessary and proper"and attorney fees via a jury trial. The lawsuit has been stayed pending the bankruptcy filing by the Company. The Company intends to vigorously defend the lawsuit, but there can be no assurance that the Company will ultimately prevail. Because the case is in its early stages the Company has not yet determined the impact, if any, upon the financial statements.

The Company is a party to various other claims and legal actions arising in the ordinary course of business. In the opinion of management based on advice from counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Note 10: Subsequent Event
         ----------------

On August 5, 2001, the Company closed an additional seven restaurants and will classify these restaurants during the third quarter as assets held for sale. As a result of management's decision to close and sell these restaurants, The Company will evaluate the recoverability of its investment at these locations based on estimated fair market values less estimated selling costs. Any resulting impairment charges will be reflected in the Company's financial statements for the third quarter of fiscal 2001. It is management's intention to use all or most of the proceeds from the sale of these restaurants to pay down the term loan.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

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

The Registrant's operations are subject to factors outside its control. Any one, or a combination of these factors, could materially affect the results of the Registrant's operations. These factors include: (a) changes in the general economic conditions in the United States, (b) changes in prevailing interest rates, (c) changes in the availability and cost of raw materials,
(d) changes in the availability of capital resources necessary to complete the Registrant's reorganization plans, (e) changes in Federal and State regulations or interpretations of existing legislation, especially concerning taxes, labor and alcoholic beverages, (f) changes in the level of competition from current competitors and potential new competition, and (g) changes in the level of consumer spending and customer preferences. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Registrant. Forward-looking statements made by or on behalf of the Registrant are based on knowledge of its business and the environment in which it operates, but because of the factors listed above; actual results may differ from those anticipated results described in those forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Registrant will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Registrant or its business or operations.

Results of Operations
---------------------

The following table sets forth as a percentage of sales certain items appearing in the Registrant's statements of operations.


    COOKER RESTAURANT CORPORATION AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                           RESULTS OF OPERATIONS


                                             Three Months Ended   Six Months Ended
                                             July 1,   July 2,    July 1,   July 2,
                                              2001       2000       2001      2000
                                           --------   --------   --------   --------

Sales                                        100.0%     100.0%     100.0%      100%
                                           --------   --------   --------   --------
Cost of Sales:
  Food and beverage                           31.3%      29.0%      30.3%      28.8%
  Labor                                       41.1%      37.8%      39.4%      37.3%
  Restaurant operating expenses               23.3%      21.0%      22.6%      20.2%
  Restaurant depreciation                      3.2%       4.2%       2.8%       4.2%
  Amortization of loan fees                    0.0%       0.3%       0.4%       0.2%
  General and administrative                   7.8%       5.7%       7.5%       6.1%
  Loss on loan guaranty                        0.0%       0.0%       0.0%       0.8%
  Impairment of long-lived assets             17.9%       0.0%       8.8%       0.0%
  Restructuring expenses                       2.2%       0.0%       1.0%       0.0%
  Interest expense                             7.0%       5.0%       7.0%       4.9%
  Gain on severance recovery                   0.0%       0.0%       0.0%      -1.1%
  Loss (gain)  on sale of property
   and equipment                               0.7%       0.0%       0.4%       0.3%
  Interest and other (income) expense, net     0.0%       0.0%       0.2%       0.0%
                                           --------   --------   --------   --------
                                             134.5%    102.99%     120.4%     101.7%

Loss before income taxes                     -34.5%      -3.0%     -20.4%      -1.7%

Benefit for income taxes                       0.0%      -1.0%       0.0%      -0.6%
                                           --------   --------   --------   --------
Net loss                                     -34.5%      -2.0%     -20.4%      -1.1%
                                           ========   ========   ========   ========


Sales
-----
Sales for the second quarter of fiscal 2001 decreased 16.7%, or $6,113,000, to $30,460,000 compared to sales of $36,573,000 for the second quarter of fiscal 2000. For the six months ended July 1, 2001 sales decreased by 9.7%, or $7,266,000 to $67,848,000 from $75,114,000. The decrease for the three and six months ended July 1, 2001 is due to a decrease in the number of guests at the restaurants as well as a decrease in the number of stores operating during the comparable periods. At the end of the second quarter of 2001, the Registrant operated 50 restaurants, compared to 65 at the end of the second quarter of 2000. Same store sales were down 13.6% for the three months ended July 1, 2001 from the three months ended July 2, 2000. In addition, the average check was $11.85 as compared to $11.87 for the second quarter of 2000. To address the decrease in sales, the Registrant has increased its staffing at its restaurants, revised its standard national menu to a regional menu, changed key operations executives and implemented other procedures to emphasize customer service.

Food and beverage
-----------------
The cost of food and beverage for the second quarter of 2001 was $9,546,000 as compared to $10,622,000 for the second quarter of 2000. The decrease of $1,076,000 is primarily due to the decrease in the number of restaurants which was partially offset by slight increases in food cost and decreased sales for the quarter compared to last year. As a percentage of sales, the cost of food and beverage was 31.3% for the second quarter of 2001, as compared to 29.0% for the second quarter of 2000. The increase in 2001 is due primarily to increased prices for produce and beef, menu changes, as well as an industry supply problem which occurred when one of the industry's major suppliers filed for bankruptcy in 2000. Disruptions in scheduled deliveries, as a result of this supply problem necessitated certain purchases from other outside sources at less favorable prices.

The cost of food and beverage for the six months ended July 1, 2001 was $20,586,000 as compared to $21,649,000 for the six months ended July 2, 2000. The decrease of $1,063,000 was primarily due to lesser number of operating restaurants during 2001 and a decrease in sales for the current six months. As a percentage of sales, the cost of food and beverage was 30.3% in the current period as compared to 28.8% for the prior year period. The increase in 2001 is due to the increased prices and the industry supply problem as noted above. To address the increase in food and beverage cost as a percentage of sales The Company has implemented a computerized food and inventory cost control system.

Labor
-----
Labor costs for the second quarter of 2001 were $12,510,000 as compared to $13,807,000 for the second quarter of 2000. Labor costs as a percentage of sales for the second quarter of 2001 were 41.1% as compared to 37.8% for the second quarter of 2000. The percentage increase is due primarily to decreased same-store sales for the quarter as well as increased staffing levels at the restaurants. The Registrant has focused on increasing staffing levels at the restaurants in an effort to provide better service to the guests. Manager and cook costs also increased as a percentage of sales during the comparable periods.

Labor costs for the six months ended July 1, 2001 were $26,718,000 as compared to $28,019,000 for the six months ended July 2, 2000. The decrease of $1,301,000 is primarily due to the reduction in the number of operating restaurants in 2001 as compared to 2000. As a percentage of sales, labor costs for the six months in 2001 was 39.4% as compared to 37.3% in 2000. This is primarily due to a decline in same-store sales in 2001 and the increased staffing levels at the restaurants.

Restaurant operating expenses
-----------------------------
Restaurant operating expenses for the second quarter of 2001 were $7,103,000 as compared to $7,664,000 for the second quarter of 2000. The decrease of $561,000 was primarily due to a decrease in the number of operating restaurants, which was slightly offset by increases in public relations, utilities and occupancy costs. Restaurant operating expenses as a percentage of sales for the three months ended July 1, 2001 were 23.3%, as compared to 21.0% for the comparable period in the prior year.

Restaurant operating expenses for the six months ended July 1, 2001 were $15,360,000 as compared to $15,129,000 for the same period in 2000. This increase was due to increases in the costs of utilities, public relations, contract services and other related expenses which were partially offset by the closing of 16 restaurants during the six months period in 2001. Restaurant expenses as a percentage of sales for the first six months of 2001 were 22.6% as compared to 20.2% for the same period in 2000.

Restaurant depreciation
-----------------------
Restaurant depreciation expense for the second quarter of 2001 was $967,000, as compared to $1,531,000 for the comparable period in the prior year. The decrease of $564,000 for the second quarter of 2001 is due primarily to the closing of and reclassification of 22 restaurants from property and equipment to assets held for sale, during the last twelve months. Assets held for sale are stated at the lower of cost or estimated fair value less costs to sell and include 21 properties held for sale at July 1, 2001.

Restaurant depreciation for the six months ended July 1, 2001, was $1,895,000 as compared to $3,162,000 for the same period in 2000. This was mainly due to the reduction in the number of operating restaurants in 2001 as compared to 2000. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of, the Registrant does not recognize depreciation or amortization expense during the period in which the assets are being held for sale.

General and administrative expenses
-----------------------------------
General and administrative expenses for the second quarter of 2001 were $2,407,000 as compared to $2,067,000 for the second quarter of 2000. The increase of $340,000 is due primarily to increases in wages and other benefit costs of $82,000, consultant and legal expenses of $196,000, rental expense of $77,000, estimated selling costs of a piece of real property and
other related expenses of   $113,000 which was partially offset by decrease
in bonus expense of $189,000.

General and administrative expenses for the six months ended July 1, 2001 were $5,030,000 as compared to $4,580,000. The increase of $450,000 was primarily due to increases as stated above.


Impairment of long-lived assets
-------------------------------

Impairment charges for the three months ended July 1, 2001 were $5,443,000 as compared to $0 for the same period in 2000. The impairment charges were made on 19 of its restaurants to record such assets at their estimated fair value. Included in this amount are the net book values of certain leasehold improvements and equipment relating to unexpired leases for 8 restaurants which the Company has rejected as of July 1, 2001, in accordance with the provisions of the Bankruptcy Code..

The impairment charges for the six months ended July 1, 2001 included those above as well as $494,000 of impaired charges on three restaurants in the first quarter which were subsequently sold in May 2001.

Due to the current situation regarding the Company's Term Debt, the Company determined that the most prudent action would be to sell the owned properties and use all or most of the proceeds to pay down portions of the Term Debt. The Company wrote the properties down to fair value, less certain estimated selling costs.

Restructuring charges
---------------------
During the three months ended July 1, 2001, the Company accrued $664,000 to cover the estimated carrying costs of the closed stores. These charges include estimated lease payments, utilities, insurance and real estate taxes for a period of six months for owned locations and three months for leased locations.

Loss on loan guaranty
---------------------
Loss on loan guaranty for the first half of 2001 was $0, as compared to $633,000 for the comparable period in the prior year. During the first quarter of 2000, the Registrant recorded a loss on loan guaranty of $633,000. In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder, the former Chairman of the Board and his wife. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). The loan was secured by 323,000 shares of common stock owned by Mr. Seelbinder and a cash deposit from the Company of approximately $3,000,000. The term of the loan and the guaranty were extended until March 1, 2000, at which time the loan matured. As of March 1, 2000 the balance of the loan was $3,753,000. On March 8, 2000, the Bank sold Mr. Seelbinder's stock for $666,000 in a private transaction, and applied this amount to the loan. The remaining balance of the loan of $3,087,000 was funded by the Company as a result of its guaranty. Accordingly, the Company recorded an additional loss on the guaranty of approximately $633,000, the difference between the amount due the Bank, and the $2,454,000 reserve previously recorded.






Severance recovery
------------------
Severance recovery for the first half of 2001 was $0, as compared to $810,000 for the comparable period in the prior year. During the third quarter of 1999, the Registrant recorded severance charges of $1,300,000. These charges represented an accrual for the severance agreement reached between the Registrant and its former Chairman and Chief Executive Officer,
G. Arthur Seelbinder. The amounts were for past services rendered to the Registrant, and therefore the Registrant accrued for the full amount of the severance package during the third quarter of 1999. Of the amount charged, $212,000 represented the write-off of certain amounts owed to the Registrant by Mr. Seelbinder and $1,088,000 represented payments to be received by Mr. Seelbinder in conjunction with his severance agreement.

On March 8, 2000, the Registrant was called upon by the Bank to honor its guaranty of Mr. Seelbinder's loan as described in Note 5 to the condensed consolidated financial statements. On that date, the balance of the severance liability to Mr. Seelbinder was approximately $910,000. In accordance with the agreement with Mr. Seelbinder, this amount, less certain amounts representing federal withholding liabilities were applied to the amounts owed by him to the Registrant as a result of our payment under the guaranty. As a result, approximately $810,000 in accrued severance liabilities were forfeited by Mr. Seelbinder and applied to the guaranty amount.

Interest expense
----------------
Interest expense in the second quarter of 2001 was $2,128,000 as compared to $1,934,000 in the first quarter of 2000. The increase of $194,000 is due to the status of the Registrant's Term Loan.

Interest expense for the six months ended July 1, 2001 was $5,260,000 as compared to $3,801,000 for the same period in 2000. This was due to the increase in LIBOR-based interest rate and the accrued interest penalty (see
Note 8 of Notes to Condensed Consolidated Financial Statements)

Loss (Gain) on sale of property and equipment, net

In the second quarter of 2001, The Company recorded a loss of $204,000 which includes a gain on disposal of fixed assets of $46,000 and a loss on disposal of fixed assets of $250,000. The gain in 2001 was a result of the sale of one of the Company's restaurants in Florida and the loss was a result of the sale of two of its restaurants in Michigan. The loss of $112,000 for the six months ended July 1, 2001 includes the above net loss and the net gain of $92,000 on the sale of The Company's corporate office and two of its properties in the first quarter of 2001.

Benefit  for income taxes
-------------------------
The Company did not record a tax benefit in the second quarter of 2001, which was primarily due to the increase in the valuation allowance on the deferred tax assets. SFAS No. 109 requires that the deferred tax assets be reduced by a valuation allowance to the extent that it is "more likely than not" that the asset will be realized. During the fourth quarter of 2000, the Registrant established a valuation allowance to eliminate the deferred tax asset since it was more likely than not that the tax asset would be realized.


Liquidity and Capital Resources
-------------------------------

The Company's principal capital requirements are for working capital and improvements to existing restaurants. Prior to its filing for Bankruptcy protection, the majority of the Company's financing for operations and working capital was provided by internally generated cash flows from operations and amounts available under the Revolver (defined below).

During 1998, the Company entered into a new term loan agreement with NationsBank of Tennessee and First Union National Bank (the "Term Loan") and a term loan with the CIT/Equipment Financing Group, Inc. (collectively the "Lenders") in conjunction with its repurchase of common stock pursuant to the Tender Offer (the "Offer") which was completed on October 5, 1998. The Company borrowed $70,500,000 under the two term loan agreements with the Lenders, and established a $10,000,000 Revolving Line of Credit (the "Revolver") with NationsBank of Tennessee. Pursuant to certain renegotiations of the Registrant's debt terms in December 1999, the amount available under the Revolver was extended to $13,500,000. No other financial terms of the original agreements with the lenders were changed as a result of the negotiations. Of the $70,500,000 in term loans, $30,000,000 was with NationsBank of Tennessee, $22,500,000 was with First Union National Bank, and $18,000,000 was with the CIT/Equipment Financing Group, Inc. As of December 31, 2000, the Company had borrowed $13,425,000 against the Revolver and the outstanding balance of the Term Loans was approximately $60,367,000.

Pursuant to the terms of the original agreement, the Company was required to make principal and interest payments of approximately $345,000 to First Union on $22,500,000 of its Term Loan and monthly principal payments of $166,670, plus applicable interest, to NationsBank on $30,000,000 of its Term Loan balance. Such payments were scheduled to continue until March 24, 2004, upon which date, all remaining amounts, principal and interest, under the Term Loan and the Revolver were to be due in full. Additionally, the Company was required to make monthly payments of $267,639, including principal and interest, to CIT. Such payments were scheduled to continue until September 30, 2003, at which time all remaining amounts under the agreement with CIT were to be due in full.

Since the quarter ended October 1, 2000, the Company has not been in compliance with certain covenants pertaining to its debt with Bank of America, N.A. (as successor to NationsBank) and First Union National Bank (collectively, the "Term Lenders"). Based on such non-compliance, the Term Lenders were entitled, at their discretion, to exercise certain remedies including acceleration of repayment. In addition to not being in compliance with certain covenants, the Registrant did not make its full (interest and principal) payment due on July 3, 2000. The Company has not received a waiver from the Term Lenders to cure the non-compliance. Accordingly, the Company has classified the obligation to the Term Lenders as current in the condensed consolidated balance sheets.

The Company received a six-month forbearance from the Term Lenders, effective through March 31, 2001, pertaining to its principal and interest payments during that time period, along with a second forbearance effective through May 25, 2001. The forbearance allowed for the postponement of principal and interest. During the forbearance period the Company has made $4,450,000, $680,000 and $2,109,000 of mostly interest payments to the Term Lenders on January 21, 2001, April 20, 2001 and May 22, 2001 respectively, including $50,000 of related bank fees. The Company negotiated with the lenders for a possible extension of the standstill agreement for a period of 12 months, to allow the Company time to secure new financing. The lenders were unwilling to grant such a standstill agreement, hence, the Company chose to seek protection under the Bankruptcy Code. Accordingly, on May 25, 2001 the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division. . As a result, the Company has engaged special counsel and reorganization consultants to assist the Registrant in its operations plans.

Since the quarter ended October 1, 2000, the Company also has not been in compliance with certain covenants pertaining to its term debt with the CIT Group ("CIT"). Based on such non-compliance with certain covenants, CIT was entitled, at their discretion, to exercise certain remedies including acceleration of repayment. The Company has not received a waiver from CIT to cure the non-compliance. Because the Company did not receive a waiver from CIT for the current non-compliance or for future periods, its obligation to CIT has been classified as a current liability.

Additionally, Bank of America, N.A., as the agent for holders of its senior credit facility, notified First Union National Bank of North Carolina, the trustee under its 6 3/4 % Convertible Subordinated Debentures, that the Company was in default under its senior credit facility and that no payments could be made by the Company, or received by the trustee, with respect to the 6 3/4 % Convertible Subordinated Debentures. Such notification was within their rights as the agent for holders of the Company's senior credit facility. This notice blocked the Company's ability to pay the scheduled interest payments under the debentures as well as any payments of principal, any redemption payments or change of control purchase payments. The failure to make these payments, as required, and the existence of a default under the senior credit facility, constitutes a default under the terms of the 6 3/4 % Convertible Subordinated Debentures and certain other of the Company's credit arrangements. As of December 31, 2000 and July 1, 2001, the Company classified the obligation to the holders of the 6 3/4% Convertible Subordinated Debentures as a current liability.

In January 2001, the Company sold the 32,000 square foot office building in West Palm Beach, Florida, where its executive offices were located, to an unrelated third party. The Company then entered into a three-year term leaseback agreement for the West Palm Beach Corporate Office. The lease term runs through May 2003. Additionally in the first quarter of 2001, properties in Boardman, OH and Florence, KY were sold to unrelated third parties. Further, the Company closed two restaurants, one in Evansville, IN and one in West Palm Beach, FL in the first quarter of fiscal 2001.

The Company does not intend to open any new restaurants in 2001. Total cash expenditures for restaurant expansion and improvements are projected to be approximately $1,800,000 for fiscal 2001.

On May 22, 2001, the Registrant sold its properties at Grand Rapids and Troy, Michigan for $1,400,000 and $1,500,000 respectively and its property in Palm Harbor, Florida for $1,700,000 to an unrelated party. The Registrant then entered into a long-term leaseback agreement for both Grand Rapids and Troy. The Grand Rapids and Troy properties were part of the Term Loan's collateral and as such, Bank of America received 70% of the net proceeds which was applied mostly to interest and penalty with the sum of $817,000 applied to principal. The proceeds from the sale of Palm Harbor were used to acquire the property in Cool Springs, Tennessee that the Company was operating under a lease.

During the second quarter of 2001, the Registrant closed 14 of its restaurants and reclassed them as assets held for sale. These properties are carried at the lesser of net book value or fair market value less selling costs. It is management's intention to sell these properties and to use part or all of the proceeds to repay the term loan. To offset the shortfall in working capital resulting from the net reduction in cash flows from the closing of restaurants, and restrictions as a result of its Chapter 11 petition, the Company has obtained Debtor -in-Possession financing of $1,000,000 from a stockholder of the Company. The loan which is secured by two parcels of real property and matures on September 4, 2001 was received net of $30,000 prepaid interest and $10,000 prepaid loan fee.

In addition in July 2001, the Company has received an income tax refund of $1,500,000, which will also be used to finance its working capital.

Further, in 2001, the Company completed the process of implementing a new regional menu in all of its locations. The menu features new recipes, new presentations and larger portions, as well as new items. The Company believes that the changes to the menu, as well as the focus on guest service, will have the impact of increasing sales and operating margins, as well as operating cash flows.

There can be no assurance that the steps the Company is taking to increase sales from the remaining restaurants will have the desired effect. Nor can there be any assurance that the Company's efforts to sell closed store properties, restructure its debt and reorganize its operations through the bankruptcy court will be successful. In such event, the Company may experience negative cash flows in the future.

The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. If management's plans described above are not successful, subject to the bankruptcy court approval, the lenders could exercise their right to accelerate the repayment of the Company's debt, which would have a material adverse effect on the Company's financial condition, results of operations and liquidity. These conditions may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ---------------------------------------------------------

There has been no substantial change in the fair value of the fixed and floating debt, since December 31, 2000.


PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings.
          ------------------

On May 25, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division.


No material developments occurred during the fiscal quarter ended July 1, 2001 with respect to any material pending legal proceedings.

Routine Proceedings

The Company is a party to various other claims and legal actions arising in the ordinary course of business. In the opinion of management based on advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

None.


Item 3.  Defaults Upon Senior Securities
         -------------------------------

Since the quarter ended October 1, 2000, the Company has not been in compliance with certain covenants pertaining to its debt with Bank of America, N.A. (as successor to NationsBank) and First Union National Bank (collectively, the "Term Lenders"). Based on such non-compliance, the Term Lenders were entitled, at their discretion, to exercise certain remedies including acceleration of repayment. In addition to not being in compliance with certain covenants, the Company did not make its full (interest and principal) payment due on July 3, 2000 and it has not made any of its principal payments due to the Term Lenders since the partial payment made on July 3, 2000. The Company has not received a waiver from the Term Lenders to cure the non-compliance. Accordingly, the Company has classified the obligation to the Term Lenders as current for the quarter ended July 1, 2001.

The Company received a six-month forbearance from the Term Lenders, effective through March 31, 2001, pertaining to its principal and interest payments during that time period, along with a second forbearance effective through May 25, 2001. The forbearance allowed for the postponement of principal and interest payments. During the forbearance period the Company has made payments to the Term Lenders totaling $7,239,000 of which $2,133, 000 was applied to principal, $5,056,000 to interest and $50,00 to related bank fees.

Since the quarter ended October 1, 2000, the Company also has not been in compliance with certain covenants pertaining to its term debt with the CIT Group ("CIT"). Based on such non-compliance with certain covenants, CIT was entitled, at their discretion, to exercise certain remedies including acceleration of repayment. The Company has not received a waiver from CIT to cure the non-compliance. Because the Company did not receive a waiver from CIT for the current non-compliance or for future periods, its obligation to CIT has been classified as a current liability.

Additionally, Bank of America, N.A., as the agent for holders of its senior credit facility, notified First Union National Bank of North Carolina, the trustee under its 6 3/4 % Convertible Subordinated Debentures, that the Company was in default under its senior credit facility and that no payments could be made by the Company, or received by the trustee, with respect to the 6 3/4 % Convertible Subordinated Debentures. Such notification was within their rights as the agent for holders of the Company's senior credit facility. This notice blocked the Company's ability to pay the scheduled interest payments under the debentures as well as any payments of principal, any redemption payments or change of control purchase payments. The failure to make these payments, as required, and the existence of a default under the senior credit facility, constitutes a default under the terms of the 6 3/4 % Convertible Subordinated Debentures and certain other of the Registrant's credit arrangements. As of December 31, 2000 and July 1, 2001, the Company classified the obligation to the holders of the 6 3/4% Convertible Subordinated Debentures as a current liability.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

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


Item 5.  Other Information.
         ------------------
None


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)      The following exhibits are filed as part of this report.

(10) Material Contracts (*Management contract or compensatory plan or arrangement.)

         10.1 Cooker Restaurant Corporation 2001 Restricted Stock Plan, incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (File No. 333-58260)*

        10.2 Second Standstill Agreement dated April 19, 2001 between the Registrant and First Union National Bank and Bank of America, N.A. (formerly NationsBank of Tennessee, N.A), both national banking associations (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001; Commission File
               No. 1-13044)*

(b)     Reports on Form 8-K during the fiscal quarter ended July 1, 2001

        Current Report on Form 8-K filed May 29, 2001, relating to filing of bankruptcy petition.

        Current Report on Form 8-K filed June 15, 2001, relating to debtor-in-possession financing.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOKER RESTAURANT CORPORATION
(The "Registrant")

Date: August 20, 2001
      ---------------


By:/s/Henry R. Hillenmeyer
   -------------------------
   Henry R. Hillenmeyer
   Chairman of the Board of Directors, Chief
   Executive Officer and Director
   (Principal executive officer and duly authorized officer)


By:/s/Mark W. Mikosz
   ------------------
   Mark W. Mikosz
   Vice President - Chief Financial Officer
   (Principal financial and accounting officer)