Form 10-Q
period 2001-09-30
COOKER RESTAURANT CORP /OH/
filed 2001-11-19
CIK 832412

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                            ____________________

                                 Form 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended September 30, 2001

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from __________ to ___________


                               _____________

                     Commission File Number: 1-13044


                       COOKER RESTAURANT CORPORATION
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


            OHIO                                      62-1292102
-------------------------------             -------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification
Incorporation or Organization)                          Number)


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

                       [X]                   [ ]
                       Yes                   No


                 6,491,429 Common Shares, without par value
               ----------------------------------------------
               (number of common shares outstanding as of the
                   close of business on November 14, 2001)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

   COOKER RESTAURANT CORPORATION AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                       (Dollar amounts in thousands)

                                                     September 30,      December 31,
                                                         2001              2000
                                                     -------------      ------------
                            ASSETS
                            ------
Current Assets:
   Cash and cash equivalents                         $       4,587      $      1,602
   Inventory                                                   823             1,365
   Assets held for sale                                     27,531            30,606
   Prepaid and other current assets                          1,330             1,687
   Income tax receivable                                      -                1,888
                                                     -------------      ------------
          Total current assets                              34,271            37,148

   Property and equipment, net                              65,656            82,127
   Restricted cash                                             250              -
   Other assets, net                                         2,933             1,663
                                                     -------------      ------------
Total assets                                         $     103,110      $    120,938
                                                     =============      ============

         LIABILITIES AND SHAREHOLDERS'  EQUITY (DEFICIENCY)
         --------------------------------------------------

Current liabilities:
   Current maturities of long-term debt              $      71,732      $     86,339
   Accounts Payable                                           -                2,628
   Post petition accounts payable                            1,122              -
   Accrued liabilities                                       6,644            14,763
   Capital lease obligation, current                            46                98
                                                     -------------      ------------
          Total current liabilities                         79,544           103,828

Debtors in possession loan                                   3,000                 -
Other liabilities                                              842             1,452
Pre-petition accounts payable subject
  to compromise                                              7,943              -
Debentures subject to compromise                            12,547              -
Accrued liabilities subject to compromise                    6,482              -
                                                     -------------      ------------
          Total liabilities                                110,358           105,280
                                                     -------------      ------------
Shareholders' equity (deficiency):
   Common shares-without par value:
     authorized 30,000,000 shares; issued
     11,054,000 at September 30, 2001 and
     10,548,000 December 31, 2000                           57,301            62,211
   (Accumulated deficit) retained earnings                 (21,096)            1,876
   Deferred compensation                                      (394)            -
   Treasury stock, at cost, 4,056,000 and
     4,562,000 shares at September 30, 2001
     and December 31, 2000, respectively                   (43,059)          (48,429)
                                                     -------------      ------------
          Total shareholders' equity (deficiency)           (7,248)           15,658
                                                     -------------      ------------
Total liabilities and shareholders'
  equity (deficiency)                                $     103,110      $    120,938
                                                     =============      ============



See accompanying notes to condensed consolidated financial statements

      COOKER RESTAURANT CORPORATION AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                     (In thousands, except per share data)

                                                                Three Months Ended             Nine Months Ended
                                                          September 30,    October 1,      September 30,    October 1,
                                                               2001           2000              2001           2000
                                                          -------------   ------------     -------------   -----------

Sales                                                     $      22,989   $     35,845     $      90,837   $   110,958
                                                          -------------   ------------     -------------   -----------
Cost of Sales:
Food and beverage                                                 7,107         10,624            27,693        32,273
Labor                                                             9,684         13,800            36,402        41,819
Restaurant operating expenses                                     5,160          7,908            20,520        23,038
Restaurant depreciation                                             764          1,503             2,659         4,664
General and administrative                                        2,195          2,621             6,884         7,200
Gain on severance recovery                                            -              -                 -          (810)
Loss on loan guaranty                                                 -              -                 -           633
Interest expense                                                  2,314          2,079             7,303         5,708
Amortization of loan fees                                             -            105               271           278
Loss (gain) on sale of property and equipment, net                    -              -               112           222
Interest and other (income) expense, net                              -              -                65             -
Impairment of long-lived assets                                   3,235          9,334             9,172         9,334
                                                          -------------   ------------     -------------   -----------
Loss before reorganization expenses and tax benefit              (7,470)       (12,129)          (20,244)      (13,401)
Reorganization expenses:
  Closed store expenses                                             674              -             1,338             -
  Professional fees                                                 971              -             1,390             -
                                                          -------------   ------------     -------------   -----------
Loss before benefit for income taxes                             (9,115)       (12,129)          (22,972)      (13,401)

Benefit for income taxes                                              -         (4,245)                -        (4,690)
                                                          -------------   ------------     -------------   -----------
Net loss                                                  $      (9,115)  $     (7,884)    $     (22,972)  $    (8,711)
                                                          =============   ============     =============   ===========
Basic loss per common share:
  Net loss                                                $       (1.49)  $      (1.32)    $       (3.75)  $     (1.46)
                                                          =============   ============     =============   ===========
Diluted loss per common share:
  Net loss                                                $       (1.49)  $      (1.32)    $       (3.75)  $     (1.46)
                                                          =============   ============     =============   ===========
Weighted average number of common shares
  outstanding - basic and diluted                                 6,121          5,986             6,121         5,986
                                                          =============   ============     =============   ===========



See accompanying notes to condensed consolidated financial statements

    COOKER RESTAURANT CORPORATION AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                     (Dollar amounts in thousands)


Cash flows from operating activities:
  Net loss                                                 $    (22,973)      $    (8,711)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating
    activities:
      Depreciation and amortization                               3,201             5,090
      Loss on loan guaranty                                           -               633
      Impairment charges                                          8,996             9,334
      Reorganization expenses - closed stores                       929                 -
      Loss (gain) on sale of property and
        equipment,net                                               112               222
      Decrease ( increase) in current assets                      2,786            (1,081)
      Increase in other assets                                   (1,269)           (3,243)
      Increase in pre-petition liabilities                        2,382               474
      Increase in current post petition accounts
        payable                                                   1,122                 -
      (Decrease) increase in other liabilities                     (295)              747
                                                           ------------      ------------
         Net cash (used in) provided by
         operating activities                                    (5,009)            3,465
                                                           ------------      ------------
Cash flows from investing activities:
  Purchases of property and equipment                            (2,541)           (1,334)
  Proceeds from sale of property and equipment                   10,274               198
  Restricted cash deposits                                         (250)             (141)
                                                           ------------      ------------
         Net cash provided by (used in)
         investing activities                                     7,483            (1,277)
                                                           ------------      ------------
Cash flows from financing activities:
  Proceeds from third party loan                                  2,714            10,500
  Loan from related party                                         1,000
  Repayments of borrowings                                       (2,133)          (11,515)
  Loan repayment to related party                                (1,000)
  Redemption of Debentures                                            -               (18)
  Capital lease obligations                                         (70)             (149)
                                                           ------------      ------------
         Net cash provided by (used in)
         financing activities                                       511            (1,182)
                                                           ------------      ------------

Net increase in cash and cash equivalents                         2,985             1,006

Cash and cash equivalents, at beginning of period                 1,602             1,428
                                                           ------------      ------------
Cash and cash equivalents, at end of period                $      4,587      $      2,434
                                                           ============      ============


See accompanying notes to condensed consolidated financial statements

   COOKER RESTAURANT CORPORATION AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments consisting of normal recurring accruals, necessary to present fairly the financial position of the Cooker Restaurant Corporation and subsidiaries (the "Company") after elimination of intercompany accounts and transactions, at September 30, 2001, and the statements of operations for the three and nine months ended September 30, 2001 and cash flows for the nine months ended September 30, 2001. The results of operations for the three months and nine months ended September 30, 2001, are not necessarily indicative of the operating results expected for the fiscal year ending December 30, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

Certain amounts in the financial statements for the three months and nine months ended October 1, 2000 have been reclassified to conform to the 2001 presentation.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", which the Company adopted on May 25, 2001. As discussed in Note 9, the Company violated certain debt covenants and as a result, the Company has classified its debt as a current liability in the condensed consolidated balance sheet as of September 30, 2001. The Company had obtained forbearance from certain of its lenders that allowed the Company to suspend making principal and interest payments for nine months (through May 25, 2001). During the forbearance period the Company made payments of $7,836,000 of which $2,133,000 was applied to principal, $5,653,000 to interest and $50,000 to related bank fees.

On May 25, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code ("Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division. The Company is seeking relief in order to restructure its debt and to reorganize its operations due to a decrease in liquidity and the reluctance of the holders of its long-term debt (the "Banks") to extend the forbearance. Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. However, the Bankruptcy Court has approved payment of certain pre-petition liabilities such as employee wages and benefits. The Bankruptcy Court has also approved the retention of legal and financial professionals. As a result, the Company has recently engaged special counsel and reorganization consultants to assist the Company in its operations plans. The Company is also taking measures that are intended to increase sales and improve cash flows from operations. The Company is in possession of its properties and assets and continues to manage its business as debtor-in-possession subject to the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court approval, to assume or reject any pre-petition executory contracts and unexpired leases.

While operating as debtors-in-possession under the protection of the Bankruptcy Code, and subject to the Bankruptcy Court approval or as otherwise permitted in the ordinary course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, the amounts and classifications reported in the consolidated historical financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of the Chapter 11 proceedings.

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

As of November 19, 2001, the Company has not filed any reorganization plans with the Bankruptcy Court. If management is unable to implement a successful plan, the lenders, subject to the Bankruptcy Court approval, could accelerate the repayment of the Company's debt, which would have a material adverse effect on the Company's financial condition, results of operations and liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note 2:  Earnings Per Share

Basic earnings per share have been computed by dividing net loss by the weighted average number of shares outstanding during the periods reported. Diluted earnings per share have been computed assuming the exercise of stock options, as well as their related income tax effects, unless their effect is antidilutive.

Convertible subordinated debentures outstanding as of September 30, 2001, are convertible into 582,725 shares of common stock at $21.5625 per share and are due October 2002. In accordance with SFAS No. 128, these debentures are included in diluted earnings per share under the "if-converted" method unless the effect is antidilutive. The converted shares were not included in the computation of diluted EPS for the three months and nine months ended September 30, 2001 and October 1, 2000, as the inclusion of the convertible subordinated debentures would be antidilutive.

Options to purchase 868,000 and 1,379,000 shares of common stock at prices ranging from $.84 to $21.75 per share and $2.625 to $17.75 per share, were outstanding for a portion of the three months and nine months ended September 30, 2001 and October 1, 2000 respectively, but were not included in the computation of diluted EPS, as the inclusion would be antidilutive.

Effective May 14, 2001, the Company exchanged 482,386 shares of restricted stock for options held to purchase 618,156 shares of the Company's common stock. In connection with this exchange, which was limited to directors and employees, the Company recorded deferred compensation expense of $437,000 which is being amortized over the four years vesting period of the restricted stock.

The Company issued 506,000 shares from treasury stock to an escrow account for the employees that participated in this exchange. This transfer of shares from treasury to escrow was a non-cash transaction. These employees are entitled to all the rights of a stockholder ( e.g., voting rights, dividends ) except that they do not have the right to sell or transfer the stock. The stock certificates will be released from the escrow account to the individual employee as the employees meet the vesting requirements. Upon the employees meeting the vesting requirements, the transfer restrictions will expire.

Note 3: Impairment of long-lived assets

During the nine months ended September 30, 2001, the Company recorded impairment charges totaling $9,172,000 on 27 of its restaurants, to record such assets at their estimated fair value, less certain estimated selling costs. Included in this amount are the net book values of certain leasehold improvements and equipment relating to unexpired leases for 8 restaurants, which the Company has rejected in accordance with the provisions of the Bankruptcy Code. However, there is no guaranty that parties affected by such rejections will not file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures. Due to the current situation regarding the Company's Term Debt, the Company determined that the most prudent action would be to close these locations and sell these properties and use the proceeds to pay down portions of the Term Debt.

During the nine months ended September 30, 2001, the Company closed 23 restaurants and reported these stores as assets held for sale, sold 6 restaurants that had been previously reported as assets held for sale, and revalued the estimated fair value of 3 stores that were closed in fiscal 2000 and are currently classified as held for sale. These assets were taken out of service at the time the restaurants were closed and consequently no further depreciation was recognized.

In addition, the Company has also accrued $929,000 to cover the estimated carrying costs of the closed stores. These charges are for exit costs the Company was contractually obligated to prior to closing the stores that will not benefit future operations.

Note 4: New Accounting Pronouncements

In October 2001, The Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces FASB Statement No. 121, Accounting for Impairment of Long-Lived and for Long-Lived Assets to be Disposed Of. This Statement develops one accounting model for long-lived assets to be disposed of by sale and requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This Statement also modifies the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from ongoing operations in a disposal transaction. The Statement is effective for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the effect the adoption of this Statement will have on the Company's financial statements.

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

The term of the loan and the guaranty were extended until March 1, 2000, at which time the loan matured. As of March 1, 2000 the balance of the loan was $3,753,000. On March 8, 2000, the Bank sold Mr. Seelbinder's stock for $666,000 in a private transaction and applied this amount to the loan. The remaining balance of the loan of $3,087,000 was funded by the Company, as a result of the guaranty. Accordingly, in the first quarter of fiscal 2000 the Company recorded an additional loss on the guaranty of approximately $633,000, the difference between the amount due the Bank and the reserve previously recorded.

On November 16, 2000, the Company entered into an agreement with Mr. Seelbinder, which stipulates and defines certain repayment terms for $2,737,000 due to the Company in conjunction with the loan guaranty. The agreement simultaneously terminates the existing severance agreement between the Company and Mr. Seelbinder and his vested and unvested stock Options. In addition to the termination of the severance agreement, Mr. Seelbinder agreed to resign from the Company's Board of Directors.

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

On March 8, 2000, the date the Company was called upon by the Bank to honor its guaranty, the balance of the severance liability to Mr. Seelbinder was approximately $910,000. In accordance with the agreement with Mr. Seelbinder, this amount, less certain amounts representing federal withholding liabilities, were applied to the amounts owed to the Company as a result of its guaranty. Accordingly, the Company recorded a severance recovery of approximately $907,000 in the accompanying consolidated statements of operations. As a result, approximately $810,000 in accrued severance liabilities were forfeited by Mr. Seelbinder and applied to the guaranty amount as of the three months ended April 2, 2000. Approximately $810,000 in accrued severance liabilities was forfeited by Mr. Seelbinder and applied to the guaranty amount as of the year ended December 31, 2000.


Note 8: Loss (Gain) on Disposal of property and equipment

In the first quarter of 2001, the Company recorded a gain on disposal of fixed assets of $92,000. The gain was a result of the sale of the corporate office building in West Palm Beach, Florida. Properties in Boardman, Ohio and Florence, Kentucky were also sold in the first quarter of 2001. These properties were sold for the assets' net book value. During the quarter ended July 1,2001, the Company recorded a loss of $250,000 on the sale of its properties in Grand Rapids and Troy, Michigan and recorded a gain of $46,000 on the sale of its property at Palm Harbor, Florida.

In the third quarter of 2001, the Company sold its Johnson City, Tennessee property for its carrying value and agreed to place $250,000 of the proceeds in escrow to fund the payment of its equipment lease subject to the approval of the Bankruptcy Court.

Note 9: Long term debt

Since the quarter ended October 1, 2000, the Company has not been in compliance with certain covenants pertaining to its debt with Bank of America, N.A. (as successor to NationsBank) and First Union National Bank (collectively, the "Term Lenders"). Based on such non-compliance the Term Lenders had the right to accelerate the repayment of the debt. In addition to not being in compliance with certain covenants, the Company did not make its full (interest and principal) payment due on July 3, 2000 nor did it make its principal payments in accordance with the terms of the loan due to the Term Lenders. As a result of the non-compliance the Company accrued for additional interest, which included approximately $455,000 in penalty interest, $206,000 in regular late fees, and $2,360,000 of accelerated late fees, which are included in accrued liabilities in the accompanying balance sheet at September 30, 2001. In addition, during the quarter ended September 30, 2001, the Company accrued an additional $662,000 in penalty interest and late fees in addition to $1,115,000 of stated interest as the Company was not current on the interest portion of the Term Loan. The Company has not received a waiver from the Term Lenders to cure the non-compliance. Accordingly, the Company has classified the obligation to the Term Lenders as current in the condensed consolidated balance sheets.

The Company received a six-month forbearance from the Term Lenders, effective through March 31, 2001, pertaining to its principal and interest payments during that time period, along with a second forbearance effective through May 25, 2001. The forbearance allowed for the postponement of principal and interest payments during the forbearance period. In January 2001, the Company sold three properties, one of which was the West Palm Beach Corporate Office Building. The majority of the sale proceeds were used to pay the interest portion of the Term Loan. During the forbearance period the Company made $4,450,000, $680,000 and $2,109,000 of primarily interest payments to the Term Lenders on January 21, 2001, April 20, 2001 and May 22, 2001, respectively, including $50,000 of related bank fees.
In May 2001, the Company also sold its properties in Grand Rapids, Troy and Palm Harbor. The proceeds were used to pay the interest portion of the term loan and to finance its acquisition of the Cool Springs, Tennessee store. The Company also retained the services of an independent third party to assist the Company in obtaining other long-term financing intended to replace its current debt agreement with the lenders.

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

Additionally, Bank of America, N.A., as the agent for holders of its senior credit facility, notified First Union, the trustee under its 6 3/4 % Convertible Subordinated Debentures, that the Company was in default under its senior credit facility and that no payments could be made by the Company, or received by the trustee, with respect to the 6 3/4 % Convertible Subordinated Debentures. Such notification was within their rights as the agent for holders of the Company's senior credit facility. This notice blocked the Company's ability to pay the scheduled interest payments under the debentures as well as any payments of principal, any redemption payments or change of control purchase payments. The failure to make these payments, as required, and the existence of a default under the senior credit facility, constitutes a default under the terms of the 6 3/4 % Convertible Subordinated Debentures and certain other of the Company's credit arrangements. The Company has classified the obligation to the holders of the 6 3/4% Convertible Subordinated Debentures as a liability that is subject to compromise in the condensed consolidated balance sheets and has ceased all interest accrual pertaining to this obligation. Interest of $280,000 for the period from May 22, 2001 to the end of the third quarter was not recorded in these financial statements.

In June 2001, the Company borrowed $1,000,000 at 15% interest from a stockholder of the Company with a maturity date of September 4, 2001 which was secured by two parcels of real property. This loan was repaid on August 30, 2001.

On August 30, 2001 the Company borrowed $3,000,000, at 15% interest, from a third party with a maturity date of September 1, 2003. The loan is secured by three parcels of real property and has interest payments of $37,500 payable on the first day of every month. This loan was used to repay the loan of $1,000,000 borrowed from a stockholder and to finance working capital.


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

The Company's operations are subject to factors outside its control. Any one, or a combination of these factors, could materially affect the results of the Company's operations. These factors include: (a) changes in the general economic conditions in the United States, (b) changes in prevailing interest rates, (c) changes in the availability and cost of raw materials, (d) changes in the availability of capital resources necessary to complete the Company's reorganization plans,
(e) changes in Federal and State regulations or interpretations of existing legislation, especially concerning taxes, labor and alcoholic beverages, (f) changes in the level of competition from current competitors and potential new competition, and (g) changes in the level of consumer spending and customer preferences. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. Forward-looking statements made by or on behalf of the Company are based on knowledge of its business and the environment in which it operates, but because of the factors listed above; actual results may differ from those anticipated results described in those forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

Results of Operations

The following table sets forth as a percentage of sales certain items appearing in the Company's statements of operations.

COOKER RESTAURANT CORPORATION AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                         RESULTS OF OPERATIONS

                                               Three Months Ended              Nine Months Ended
                                            September 30,    October 1,    September 30,    October 1,
                                               2001             2000           2001             2000
                                            -------------   ------------   -------------   ------------

Sales                                               100.0%         100.0%          100.0%         100.0%
                                            -------------   ------------   -------------   ------------
Cost of Sales:
  Food and beverage                                  30.9%          29.6%           30.5%          29.1%
  Labor                                              42.1%          38.5%           40.1%          37.7%
  Restaurant operating expenses                      22.4%          22.1%           22.6%          20.7%
  Restaurant depreciation                             3.3%           4.2%            2.9%           4.2%
  Amortization of loan fees                           0.0%           0.3%            0.0%           0.3%
  General and administrative                          9.5%           7.3%            7.7%           6.5%
  Loss on loan guaranty                               0.0%           0.0%            0.0%           0.6%
  Impairment of long-lived assets                    14.1%          26.0%           10.1%           8.4%
  Reorganization expenses- professional fees          4.2%           0.0%            1.5%           0.0%
  Reorganization expenses- closed stores              2.9%           0.0%            1.5%           0.0%
  Interest expense                                   10.1%           5.8%            8.0%           5.1%
  Gain on severance recovery                          0.0%           0.0%            0.0%          -0.7%
  Loss (gain)  on sale of property and
    equipment                                         0.0%           0.0%            0.0%           0.2%
  Interest and other (income) expense, net            0.0%           0.0%            0.0%           0.0%
                                            -------------   ------------   -------------   ------------
                                                    139.5%         133.8%          124.9%         112.1%

Loss before benefit for income taxes                -39.5%         -33.8%          -24.9%         -12.1%

Benefit for income taxes                              0.0%         -11.8%            0.0%          -4.2%
                                            -------------   ------------   -------------   ------------
Net loss                                            -39.5%         -22.0%          -24.9%          -7.9%
                                            =============   ============   =============   ============


Sales
-----
Sales for the third quarter of fiscal 2001 decreased 35.9%, or $12,856,000, to $22,989,000 compared to sales of $35,845,000 for the third quarter of fiscal 2000. For the nine months ended September 30, 2001 sales decreased by 18.1%, or $20,121,000 to $90,837,000 from
$110,958,000. The decrease for the three and nine months ended September 30, 2001 is due to a decrease in the number of guests at the restaurants as well as a decrease in the number of stores operating during the comparable periods. At the end of the third quarter of 2001, the Company operated 43 restaurants, compared to 66 at the end of the third quarter of 2000. Same store sales were down 16.6% for the three months ended September 30, 2001 from the three months ended October 1, 2000. To address the decrease in sales, the Company has increased its staffing at its restaurants, revised its standard national menu to a regional menu, changed key operations executives and implemented other procedures to emphasize customer service. The Company has also embarked on a renovation program that will enhance the appearance of its restaurants.

Food and beverage
-----------------
The cost of food and beverage for the third quarter of 2001 was $7,107,000 as compared to $10,624,000 for the third quarter of 2000. The decrease of $3,517,000 is primarily due to the decrease in the number of restaurants and decreased sales for the quarter compared to last year which was partially offset by slight increases in food cost. As a percentage of sales, the cost of food and beverage was 30.9% for the third quarter of 2001, as compared to 29.6% for the third quarter of 2000. The increase in food and beverage cost as a percentage of sales in 2001 is due primarily to increased prices for produce and beef, menu changes, as well as an industry supply problem which occurred when one of the industry's major suppliers filed for bankruptcy in 2000. Disruptions in scheduled deliveries, as a result of this supply problem necessitated certain purchases from other outside sources at less favorable prices.

The cost of food and beverage for the nine months ended September 30, 2001 was $27,693,000 as compared to $32,273,000 for the nine months ended September 30, 2000. The decrease of $4,580,000 was primarily due to lesser number of operating restaurants during 2001 and a decrease in sales for the current nine months. As a percentage of sales, the cost of food and beverage was 30.5% in the current period as compared to 29.1% for the prior year period. The increase in 2001 is due to the increased prices and the industry supply problem as noted above. To address the increase in food and beverage cost as a percentage of sales the Company has implemented a computerized food and inventory cost control system.

Labor
-----
Labor costs for the third quarter of 2001 were $9,684,000 as compared to $13,800,000 for the third quarter of 2000. Labor costs as a percentage of sales for the third quarter of 2001 were 42.1% as compared to 38.5% for the third quarter of 2000. The percentage increase is due primarily to decreased same-store sales for the quarter as well as increased staffing levels at the restaurants. The company has focused on increasing staffing levels at the restaurants in an effort to provide better service to its guests.

Labor costs for the nine months ended September 30, 2001 were $36,402,000 as compared to $41,819,000 for the nine months ended September 30, 2000. The decrease of $5,417,000 is primarily due to the reduction in the number of operating restaurants in 2001 as compared to 2000. As a percentage of sales, labor costs for the nine months in 2001 was 40.1% as compared to 37.7% in 2000. This is primarily due to a decline in same-store sales in 2001 and the increased staffing levels at the restaurants.

Restaurant operating expenses
-----------------------------
Restaurant operating expenses for the third quarter of 2001 were $5,160,000 as compared to $7,908,000 for the third quarter of 2000. The decrease of $2,748,000 was primarily due to a decrease in the number of operating restaurants. Restaurant operating expenses as a percentage of sales for the three months ended September 30, 2001 were 22.4%, as compared to 22.1% for the comparable period in the prior year which is due to the reduction in sales as discussed above.

Restaurant operating expenses for the nine months ended September 30, 2001 were $20,520,000 as compared to $23,038,000 for the same period in 2000. This decrease was due to the closing of 23 restaurants which were partially offset by increases in the costs of utilities, public relations, contract services and other related expenses during the nine months period in 2001. Restaurant expenses as a percentage of sales for the nine months ended September 30 2001 were 22.6% as compared to 20.7% for the same period in 2000.

Restaurant depreciation
-----------------------
Restaurant depreciation expense for the third quarter of 2001 was $764,000, as compared to $1,503,000 for the comparable period in the prior year. The decrease of $739,000 for the third quarter of 2001 is due primarily to the closing of and reclassification of 23 restaurants from property and equipment to assets held for sale, during the last twelve months. Assets held for sale are stated at the lower of cost or estimated fair value less costs to sell and include 20 properties held for sale at September 30, 2001.

Restaurant depreciation for the nine months ended September 30, 2001, was $2,659,000 as compared to $4,664,000 for the same period in 2000. This was mainly due to the reduction in the number of operating restaurants in 2001 as compared to 2000. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of, the Company does not recognize depreciation or amortization expense during the period in which the assets are being held for sale.

General and administrative expenses
-----------------------------------
General and administrative expenses for the third quarter of 2001 were $2,195,000 as compared to $2,621,000 for the third quarter of 2000. The decrease of $426,000 was primarily due to decreases in professional fees and outside services costs of $312,000 and travel and related expenses of $21,000.

General and administrative expenses for the nine months ended September 30, 2001 were $6,884,000 as compared to $7,200,000. The decrease of $316,000 is primarily due to a decrease in professional fees and outside services of $843,000 which was partially offset by increases in occupancy costs of $184,000 and in salaries and benefits of $356,000.

Impairment of long-lived assets
-------------------------------
Impairment charges for the three months ended September 30, 2001 were $3,235,000 as compared to $9,334,000 for the same period in 2000.

During the nine months ended September 30, 2001, the Company recorded impairment charges totaling $9,172,000 on 27 of its restaurants, to record such assets at their estimated fair value, less certain estimated selling costs. Included in this amount are the net book values of certain leasehold improvements and equipment relating to unexpired leases for eight restaurants totaling $3,184,000, which the Company has rejected, in accordance with the provisions of the Bankruptcy Code and $494,000 of impaired charges on 3 restaurants which were sold in May 2001.

Due to the current situation regarding the Company's Term Debt, the Company determined that the most prudent action would be to sell the owned properties and use all or most of the proceeds to pay down portions of the Term Debt.

Reorganization expenses
-----------------------
During the three months and the nine months ended September 30, 2001, the Company accrued $265,000 and $929,000 respectively, to cover the estimated carrying costs of the closed stores. These charges include estimated lease payments, utilities, insurance and real estate taxes for a period of six to nine months for owned locations and three months for leased locations.

In addition, during the three months and nine months ended September 30, 2001, the Company paid $971,000 and $1,390,000 to outside professionals who are contracted to assist the Company in its reorganization efforts.

Loss on loan guaranty
---------------------
Loss on loan guaranty for the nine months ended September 30, 2001 was $0, as compared to $633,000 for the comparable period in the prior year. During the first quarter of 2000, the Company recorded a loss on loan guaranty of $633,000. In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder, the former Chairman of the Board and his wife. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the "Bank"). The loan was secured by 323,000 shares of common stock owned by Mr. Seelbinder and a cash deposit from the Company of approximately $3,000,000. The term of the loan and the guaranty were extended until March 1, 2000, at which time the loan matured. As of March 1, 2000 the balance of the loan was $3,753,000. On March 8, 2000, the Bank sold Mr. Seelbinder's stock for $666,000 in a private transaction, and applied this amount to the loan. The remaining balance of the loan of $3,087,000 was funded by the Company as a result of its guaranty. Accordingly, the Company recorded an additional loss on the guaranty of approximately $633,000, the difference between the amount due the Bank, and the $2,454,000 reserve previously recorded.

Severance recovery
------------------
Severance recovery for the nine months ended September 30, 2001 was $0, as compared to $810,000 for the comparable period in the prior year. During the third quarter of 1999, the Company recorded severance charges of $1,300,000. These charges represented an accrual for the severance agreement reached between the Company and its former Chairman and Chief Executive Officer, G. Arthur Seelbinder. The amounts were for past services rendered to the Company, and therefore the Company accrued for the full amount of the severance package during the third quarter of 1999. Of the amount charged, $212,000 represented the write-off of certain amounts owed to the Company by Mr. Seelbinder and $1,088,000 represented payments to be received by Mr. Seelbinder in conjunction with his severance agreement.

On March 8, 2000, the Registrant was called upon by the Bank to honor its guaranty of Mr. Seelbinder's loan as previously described in Note 6 to the condensed consolidated financial statements. On that date, the balance of the severance liability to Mr. Seelbinder was approximately $910,000. In accordance with the agreement with Mr. Seelbinder, this amount, less certain amounts representing federal withholding liabilities were applied to the amounts owed by him to the Company as a result of our payment under the guaranty. As a result, approximately $810,000 in accrued severance liabilities were forfeited by Mr. Seelbinder and applied to the guaranty amount.

Interest expense
----------------
Interest expense in the third quarter of 2001 was $2,314,000 as compared to $2,184,000 in the third quarter of 2000. The increase of $130,000 was due to the accrual for penalty interest and late fees on the non-payment of the term loan (see Note 9 - Long term debt) which was partially offset by the cessation of interest accrual on the Company's debentures which are subject to compromise.

Interest expense for the nine months ended September 30, 2001 was $7,574,000 as compared to $5,986,000 for the same period in 2000. This was due to the increase in LIBOR-based interest rate and the accrued interest penalty (see Liquidity and Capital Resources)

Loss (Gain) on sale of property and equipment, net
--------------------------------------------------
During the nine months ended September 30, 2001, the Company recorded a net loss of $112,000 which includes a gain on disposal of fixed assets of $46,000, a loss on disposal of fixed assets of $250,000 in the second quarter and a net gain of $92,000 on the sale of the Company's corporate office and two of its properties in the first quarter of 2001.

Benefit  for income taxes
-------------------------
The Company did not record a tax benefit in the third quarter of 2001, which was primarily due to the increase in the valuation allowance on the deferred tax assets. SFAS No. 109 requires that the deferred tax assets be reduced by a valuation allowance to the extent that it is "more likely than not" that the asset will be realized. During the fourth quarter of 2000, the Company established a valuation allowance to eliminate the deferred tax asset since it was more likely than not that the tax asset would not be realized.

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

During 1998, the Company entered into a new term loan agreement with NationsBank of Tennessee and First Union National Bank (the "Term Loan") and a term loan with the CIT/Equipment Financing Group, Inc. (collectively the "Lenders") in conjunction with its repurchase of common stock pursuant to the Tender Offer (the "Offer") which was completed on October 5, 1998. The Company borrowed $70,500,000 under the two term loan agreements with the Lenders, and established a $10,000,000 Revolving Line of Credit (the "Revolver") with NationsBank of Tennessee. Pursuant to certain renegotiations of the Company's debt terms in December 1999, the amount available under the Revolver was extended to $13,500,000. No other financial terms of the original agreements with the lenders were changed as a result of the negotiations. Of the $70,500,000 in term loans, $30,000,000 was with NationsBank of Tennessee, $22,500,000 was with First Union National Bank, and $18,000,000 was with the CIT/Equipment Financing Group, Inc. As of December 31, 2000, the Company had borrowed $13,425,000 against the Revolver and the outstanding balance of the Term Loans was approximately $60,367,000.

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

The Company received a six-month forbearance from the Term Lenders, effective through March 31, 2001, pertaining to its principal and interest payments during that time period, along with a second forbearance effective through May 25, 2001. The forbearance allowed for the postponement of principal and interest. During the forbearance period the Company made $4,450,000, $680,000 and $2,109,000 of mostly interest payments to the Term Lenders on January 21, 2001, April 20, 2001 and May 22, 2001 respectively, including $50,000 of related bank fees. The Company negotiated with the lenders for a possible extension of the standstill agreement for a period of 12 months, to allow the Company time to secure new financing. The lenders were unwilling to grant such a standstill agreement, hence, the Company chose to seek protection under the Bankruptcy Code. Accordingly, on May 25, 2001 the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division. As a result, the Company has engaged special counsel and reorganization consultants to assist the Company in its operations plans.

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

On May 22, 2001, the Company sold its properties at Grand Rapids and Troy, Michigan for $1,400,000 and $1,500,000 respectively and its property in Palm Harbor, Florida for $1,700,000 to an unrelated party. The Company then entered into a leaseback agreement for both Grand Rapids and Troy. The Grand Rapids and Troy properties were part of the Term Loan's collateral and as such, Bank of America received 70% of the net proceeds which was applied mostly to interest and penalty with the sum of $817,000 applied to principal. The proceeds from the sale of Palm Harbor were used to acquire the property in Cool Springs, Tennessee that the Company was operating under a lease.

During the third quarter of 2001, the Company closed 7 of its restaurants and reclassed them as assets held for sale.

During the second quarter of 2001, the Company closed 14 of its restaurants and reported them as assets held for sale. These properties as well as those above are carried at the lesser of net book value or fair market value less selling costs. It is management's intention to sell these properties and to use part or all of the proceeds to repay the term loan. To offset the shortfall in working capital resulting from the net reduction in cash flows from the closing of restaurants, and restrictions as a result of its Chapter 11 petition, the Company obtained Debtor -in-Possession financing of $1,000,000 from a stockholder of the Company in the second quarter of 2001 which was subsequently repaid on August 30, 2001 from the proceeds of a $3,000,000 loan obtained from a third party at an interest rate of 15%. The loan, which is secured by three parcels of real property, matures on September 1, 2003.

In addition, in July 2001, the Company received an income tax refund of $1,500,000, which was used to finance its working capital.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

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


No material developments occurred during the fiscal quarter ended
September 30, 2001 with respect to any material pending legal proceedings.

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

The Company received a six-month forbearance from the Term Lenders, effective through March 31, 2001, pertaining to its principal and interest payments during that time period, along with a second forbearance effective through May 25, 2001. The forbearance allowed for the postponement of principal and interest payments. During the forbearance period the Company has made payments to the Term Lenders totaling $7,239,000 of which
$2,133, 000 was applied to principal, $5,056,000 to interest and $50,000 to related bank fees.

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

Additionally, Bank of America, N.A., as the agent for holders of its senior credit facility, notified First Union National Bank of North Carolina, the trustee under its 6 3/4 % Convertible Subordinated Debentures, that the Company was in default under its senior credit facility and that no payments could be made by the Company, or received by the trustee, with respect to the 6 3/4 % Convertible Subordinated Debentures. Such notification was within their rights as the agent for holders of the Company's senior credit facility. This notice blocked the Company's ability to pay the scheduled interest payments under the debentures as well as any payments of principal, any redemption payments or change of control purchase payments. The failure to make these payments, as required, and the existence of a default under the senior credit facility, constitutes a default under the terms of the 6 3/4 % Convertible Subordinated Debentures and certain other of the Company's credit arrangements. As of December 31, 2000 and September 30, 2001, the Company classified the obligation to the holders of the 6 3/4% Convertible Subordinated Debentures as a current liability.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended September 30, 2001.


Item 5.   Other Information.
          ------------------

None


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

(a)	The following exhibits are filed as part of this report.

(10)	Material Contracts  (*Management contract or compensatory plan or arrangement.)

        10.1)   Loan Agreement with Mercury Capital Corporation, dated
                August 29, 2001, providing for debtor-in-possession financing.


	Reports on Form 8-K during the fiscal quarter ended September 30,
        2001

                None

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOKER RESTAURANT CORPORATION
    (The "Registrant")

Date:   November 19, 2001

By:___/s/  Henry R. Hillenmeyer______
   Henry R. Hillenmeyer
   Chairman of the Board of Directors,
   Chief Executive Officer and Director
   (Principal executive officer and duly authorized officer)


By:____/s/   David Sanford__________
   David Sanford
   Asst. Secretary - Controller
   (Principal financial and accounting officer)