Form 10-Q/A
period 2001-07-01
COOKER RESTAURANT CORP /OH/
filed 2002-04-15
CIK 832412

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                              --------------------

                                   FORM 10-Q/A

(MARK ONE)

[X] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended July 1, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from _____________ to _____________


                                  -------------

                         COMMISSION FILE NUMBER: 1-13044


                          COOKER RESTAURANT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                     OHIO                                          62-1292102
(State or Other Jurisdiction of Incorporation         (I.R.S. Employer Identification No.)
               or Organization)

                2609 WEST END AVENUE, NASHVILLE, TENNESSEE 37203
               (Address of Principal Executive Offices) (Zip Code)

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

                      [X]                               [ ]

                      Yes                               No


                   6,491,429 COMMON SHARES, WITHOUT PAR VALUE
        (number of common shares outstanding as of the close of business on August 17, 2001)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     COOKER RESTAURANT CORPORATION AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                          (Dollar amounts in thousands)


                                                                     July 1,       December 31,
                                                                      2001            2000
                                                                  -------------    ------------
                           ASSETS                                 (As Restated)
                                                                   (See Note 2)
Current Assets:
   Cash and cash equivalents                                        $   4,405       $   1,602
   Inventory                                                              953           1,365
   Assets held for sale                                                23,970          30,606
   Prepaid and other current assets                                     1,739           1,687
   Income tax receivable                                                1,531           1,888
                                                                    ---------       ---------
          Total current assets                                         32,598          37,148

   Property and equipment, net                                         73,530          82,127
   Other assets, net                                                    2,508           1,663
                                                                    ---------       ---------

Total assets                                                        $ 108,636       $ 120,938
                                                                    =========       =========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                             $  72,681       $  86,339
   Accounts payable                                                        --           2,628
   Post petition accounts payable                                       1,048              --
   Accrued liabilities                                                  5,389          14,763
   Capital lease obligation, current                                       46              98
                                                                    ---------       ---------
          Total current liabilities                                    79,164         103,828

Other liabilities                                                       1,553           1,452
Pre-petition accounts payable                                           7,648              --
Debentures subject to compromise                                       12,547              --
Accrued liabilities subject to compromise                               7,321              --
                                                                    ---------       ---------
          Total liabilities                                           108,233         105,280
                                                                    ---------       ---------
Commitments and contingencies (Note 10)
Shareholders' equity:
   Common shares-without par value: authorized 30,000,000
      shares; issued 11,054,000 at July 1, 2001 and 10,548,000
      December 31, 2000                                                57,301          62,211
   Retained earnings (accumulated deficit)                            (13,402)          1,876
   Deferred compensation                                                 (437)             --
   Treasury stock, at cost, 4,056,000 and 4,562,000 shares at
      July 1, 2001 and December 31, 2000, respectively                (43,059)        (48,429)
                                                                    ---------       ---------

          Total shareholders' equity                                      403          15,658
                                                                    ---------       ---------

Total liabilities and shareholders' equity                          $ 108,636       $ 120,938
                                                                    =========       =========


See accompanying notes to condensed consolidated financial statements

     COOKER RESTAURANT CORPORATION AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)


                                                          Three Months Ended              Six Months Ended
                                                         July 1,        July 2,        July 1,        July 2,
                                                          2001           2000           2001           2000
                                                     -------------     --------    -------------     --------
                                                     (As Restated)                 (As Restated)
                                                     (See Note 2)                   (See Note 2)
Sales                                                   $ 30,460       $ 36,573       $ 67,848       $ 75,114
                                                        --------       --------       --------       --------

Cost of Sales:
     Food and beverage                                     9,546         10,622         20,586         21,649
     Labor                                                12,510         13,807         26,718         28,019
     Restaurant operating expenses                         7,103          7,664         15,360         15,129
     Restaurant depreciation                                 967          1,531          1,895          3,162
General and administrative                                 2,407          2,067          5,108          4,580
Impairment of long-lived assets                            5,443             --          5,937             --
Gain on severance recovery                                    --             --             --           (810)
Loss on loan guaranty                                         --             --             --            633
Interest expense                                           2,128          1,829          4,989          3,619
Amortization of loan fees                                     --            105            271            182
Loss (gain) on sale of property and equipment, net           204             --            112            222
Interest and other (income) expense, net                      (3)            --             65             --
                                                        --------       --------       --------       --------
                                                          40,305         37,625         81,041         76,385

Reorganization expenses                                    2,085             --          2,085             --
                                                        --------       --------       --------       --------

Loss before benefit for income taxes                     (11,930)        (1,052)       (15,278)        (1,271)

Benefit for income taxes                                      --           (368)            --           (445)
                                                        --------       --------       --------       --------

Net loss                                                $(11,930)      $   (684)      $(15,278)      $   (826)
                                                        ========       ========       ========       ========

Basic loss per common share:
     Net loss                                           $  (1.99)      $  (0.11)      $  (2.55)      $  (0.14)
                                                        ========       ========       ========       ========

Diluted loss per common share:
     Net loss                                           $  (1.99)      $  (0.11)      $  (2.55)      $  (0.14)
                                                        ========       ========       ========       ========

Weighted average number of common shares
    outstanding - basic and diluted                        6,002          5,986          5,994          5,986
                                                        --------       --------       --------       --------


See accompanying notes to condensed consolidated financial statements

     COOKER RESTAURANT CORPORATION AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          (Dollar amounts in thousands)

                                                                      Six Months Ended
                                                                   July 1,        July 2,
                                                                     2001           2000
                                                                -------------     --------
                                                                (As Restated)
                                                                 (See Note 2)
Cash flows from operating activities:
   Net loss                                                        $(15,278)      $   (826)
   Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
       Depreciation and amortization                                  2,354          3,434
       Loss on loan guaranty                                             --            633
       Impairment charges                                             5,937             --
       Reorganization expenses                                        2,085
       Loss on sale of property and equipment, net                      112            222
       Decrease (increase) in current assets                            717           (236)
       Increase in other assets                                        (845)            (9)
       Increase (decrease) in pre-petition liabilities                    2         (2,305)
       Increase in current post petition liabilities                  1,048             --
       Increase in other liabilities                                    171            436
                                                                   --------       --------
          Net cash (used in) provided by operating activities        (3,697)         1,349
                                                                   --------       --------

Cash flows from investing activities:
   Purchases of property and equipment                               (2,216)          (938)
   Proceeds from sale of property and equipment                       9,969            198
   Restricted Cash Deposits                                              --           (141)
                                                                   --------       --------
          Net cash provided by (used in) investing activities         7,753           (881)
                                                                   --------       --------

Cash flows from financing activities:
   Proceeds from borrowings                                             950         10,250
   Repayments of borrowings                                          (2,133)       (10,748)
   Redemption of Debentures                                              --            (18)
   Capital lease obligations                                            (70)           (49)
                                                                   --------       --------
          Net cash used in financing activities                      (1,253)          (565)
                                                                   --------       --------

Net increase (decrease) in cash and cash equivalents                  2,803            (97)

Cash and cash equivalents, at beginning of period                     1,602          1,428

                                                                   --------       --------
Cash and cash equivalents, at end of period                        $  4,405       $  1,331
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

Certain amounts in the condensed financial statements for the three months and six months ended July 1, 2000 have been reclassified to conform to the 2001 presentation.

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

On May 25, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code (`Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division. The Company is seeking relief in order to restructure its debt and to reorganize its operations due to a decrease in liquidity and the reluctance of the holders of its long-term debt (the "Banks") to extend the forbearance. Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of The Company's liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. However, the Bankruptcy Court has approved payment of certain pre-petition liabilities such as employee wages and benefits. The Bankruptcy Court has also approved the retention of legal and financial professionals. As a result, the Company has recently engaged special counsel and reorganization consultants to assist the Company in its operations plans. The Company is also taking measures that are intended to increase sales and improve cash flows from operations. The Company is in possession of its properties and assets and continues to manage its business as a debtor-in-possession subject to the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court approval to assume or reject any pre-petition executory contracts and unexpired leases.

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

The accompanying condensed consolidated financial statements do not purport to reflect or provide for the consequences of the Company's bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (i) as to assets, their realizable value on a liquidation or sale basis or their availability to satisfy liabilities, (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company or (iv) as to operations, the effect of any changes that may be made in its business.

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

Note 2:  Restatement

Subsequent to the issuance of the Company's July 1, 2001 quarterly financial statements, management determined that an accrual should be made as of July 1, 2001 for certain lease terminations and real estate costs under Section 502(b)6) of the Bankruptcy Code. Management also discovered an error in the calculation of weighted average shares. As a result, the condensed consolidated financial statements as of and for the three months and six months ended July 1, 2001 have been restated from amounts previously reported. A summary of the significant effects of the restatement is as follows:

(in thousands, except
per share amounts)               JULY 1, 2001
                              AS
                          PREVIOUSLY
                           REPORTED     AS RESTATED
Balance Sheet:

Accrued liabilities        $  5,829      $  5,389
Accrued liabilities
subject to compromise         5,460         7,321
Total liabilities and
shareholders' equity        108,636       108,636

                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                     JULY 1, 2001                  JULY 1, 2001
                                 AS                            AS
                             PREVIOUSLY                    PREVIOUSLY
                              REPORTED      AS RESTATED     REPORTED       AS RESTATED
Statement of Operations:

Reorganization expenses       $    664       $  2,085       $    664       $  2,085
Net loss                       (10,509)       (11,930)       (13,857)       (15,278)
Basic and diluted net
loss per common share         $  (1.72)      $  (1.99)      $  (2.26)      $  (2.55)

Note 3:  Earnings Per Share

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

Effective May 14, 2001, the Company exchanged options held to purchase 618,156 shares of the Company's common stock for 482,386 shares of restricted stock. In connection with this exchange, which was limited to directors and employees, the Company recorded deferred compensation expense of $437,000 which is being amortized over the four years vesting period of the restricted stock.

Note 4:  Impairment of long-lived assets

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

In addition, the Company has accrued $224,000 to cover the estimated carrying costs of the closed stores. These charges are for exit costs the Company was contractually obligated to prior to closing the stores that will not benefit future operations.

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

On August 10, 2001, the Company filed a lawsuit to collect the full amount owed from Mr. Seelbinder.

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

Note 11: Subsequent Event

On August 5, 2001, the Company closed an additional seven restaurants and will classify these restaurants as assets held for sale during the third quarter. As a result of management's decision to close and sell these restaurants, The Company will evaluate the recoverability of its investment at these locations based on estimated fair market values less estimated selling costs. Any resulting impairment charges will be reflected in the Company's financial statements for the third quarter of fiscal 2001. It is management's intention to use all or most of the proceeds from the sale of these restaurants to pay down the term loan.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements for the three and six months ended July 1, 2001, have been restated. See Note 2 to the condensed consolidated financial statements for a discussion and a summary of the effects of the restatement.

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

     COOKER RESTAURANT CORPORATION AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                              RESULTS OF OPERATIONS

                                                    Three Months Ended           Six Months Ended
                                                   July 1,       July 2,       July 1,       July 2,
                                                    2001          2000          2001          2000
                                                   -------       -------       -------       -------
Sales                                                100.0%        100.0%        100.0%        100.0%
                                                   -------       -------       -------         -----

Cost of Sales:
     Food and beverage                                31.3%         29.0%         30.3%         28.8%
     Labor                                            41.1%         37.8%         39.4%         37.3%
     Restaurant operating expenses                    23.3%         21.0%         22.6%         20.2%
     Restaurant depreciation                           3.2%          4.2%          2.8%          4.2%
Amortization of loan fees                              0.0%          0.3%          0.4%          0.2%
General and administrative                             7.8%          5.7%          7.5%          6.1%
Loss on loan guaranty                                  0.0%          0.0%          0.0%          0.8%
Impairment of long-lived assets                       17.9%          0.0%          8.8%          0.0%
Interest expense                                       7.0%          5.0%          7.0%          4.9%
Gain on severance recovery                             0.0%          0.0%          0.0%         (1.1)%
Loss (gain) on sale of property and equipment          0.7%          0.0%          0.4%          0.3%
Interest and other (income) expense, net               0.0%          0.0%          0.2%          0.0%
                                                   -------       -------       -------         -----
                                                     132.3%        103.0%        119.4%        101.7%

Reorganization expenses                                6.9%          0.0%          3.1%          0.0%
                                                   -------       -------       -------         -----

Loss before income taxes                             (39.2)%        (3.0)%       (22.5)%        (1.7)%

Benefit for income taxes                               0.0%         (1.0)%         0.0%         (0.6)%
                                                   -------       -------       -------         -----

Net loss                                             (39.2)%        (2.0)%       (22.5)%        (1.1)%
                                                   =======       =======       =======         =====

SALES

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

General and administrative expenses for the six months ended July 1, 2001 were $5,108,000 as compared to $4,580,000. The increase of $528,000 was primarily due to increases as stated above.

IMPAIRMENT OF LONG-LIVED ASSETS

Impairment charges for the three months ended July 1, 2001 were $5,443,000 as compared to $0 for the same period in 2000. The impairment charges were made on 19 of its restaurants to record such assets at their estimated fair value. Included in this amount are the net book values of certain leasehold improvements and equipment relating to unexpired leases for 8 restaurants which the Company has rejected as of July 1, 2001, in accordance with the provisions of the Bankruptcy Code.

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

REORGANIZATION EXPENSES

During the three months ended July 1, 2001, the Company accrued $2,085,000 to cover the estimated carrying costs of the closed stores. These charges include estimated utilities, insurance and real estate taxes for a period of six months for owned locations. In addition, the Company has accrued an estimate in the amount of $1,421,000 for its obligations for certain lease terminations and real estate costs under Section 502(b)(6) of the Bankruptcy Code. The 502(b)(6) liability is included in accrued liabilities subject to compromise at July 1, 2001.

LOSS ON LOAN GUARANTY

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

SEVERANCE RECOVERY

Severance recovery for the first half of 2001 was $0, as compared to $810,000 for the comparable period in the prior year. During the third quarter of 1999, the Company recorded severance charges of $1,300,000. These charges represented an accrual for the severance agreement reached between the Registrant and its former Chairman and Chief Executive Officer, G. Arthur Seelbinder. The amounts were for past services rendered to the Registrant, and therefore the Company accrued for the full amount of the severance package during the third quarter of 1999. Of the amount charged, $212,000 represented the write-off of certain amounts owed to the Company by Mr. Seelbinder and $1,088,000 represented payments to be received by Mr. Seelbinder in conjunction with his severance agreement.

On March 8, 2000, the Registrant was called upon by the Bank to honor its guaranty of Mr. Seelbinder's loan as described in Note 6 to the condensed consolidated financial statements. On that date, the balance of the severance liability to Mr. Seelbinder was approximately $910,000. In accordance with the agreement with Mr. Seelbinder, this amount, less certain amounts representing federal withholding liabilities were applied to the amounts owed by him to the Registrant as a result of our payment under the guaranty. As a result, approximately $810,000 in accrued severance liabilities were forfeited by Mr. Seelbinder and applied to the guaranty amount.

INTEREST EXPENSE

Interest expense in the second quarter of 2001 was $2,128,000 as compared to $1,829,000 in the second quarter of 2000. The increase of $299,000 is due to the status of the Company's Term Loan.

Interest expense for the six months ended July 1, 2001 was $4,989,000 as compared to $3,619,000 for the same period in 2000. This was due to the increase in LIBOR-based interest rate and the accrued interest penalty (see Note 9 to the condensed consolidated financial statements).

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

Additionally, Bank of America, N.A., as the agent for holders of its senior credit facility, notified First Union National Bank of North Carolina, the trustee under its 6 3/4% Convertible Subordinated Debentures, that the Company was in default under its senior credit facility and that no payments could be made by the Company, or received by the trustee, with respect to the 6 3/4% Convertible Subordinated Debentures. Such notification was within their rights as the agent for holders of the Company's senior credit facility. This notice blocked the Company's ability to pay the scheduled interest payments under the debentures as well as any payments of principal, any redemption payments or change of control purchase payments. The failure to make these payments, as required, and the existence of a default under the senior credit facility, constitutes a default under the terms of the 6 3/4% Convertible Subordinated Debentures and certain other of the Company's credit arrangements. As of December 31, 2000 and July 1, 2001, the Company classified the obligation to the holders of the 6 3/4% Convertible Subordinated Debentures as a current liability.

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

On May 22, 2001, the Registrant sold its properties at Grand Rapids and Troy, Michigan for $1,400,000 and $1,500,000 respectively and its property in Palm Harbor, Florida for $1,700,000 to an unrelated party. The Company then entered into a long-term leaseback agreement for both Grand Rapids and Troy, Michigan. The Grand Rapids and Troy properties were part of the Term Loan's collateral and as such, Bank of America received 70% of the net proceeds which was applied mostly to interest and penalty with the sum of $817,000 applied to principal. The proceeds from the sale of Palm Harbor property were used to acquire the property in Cool Springs, Tennessee that the Company was operating under a lease.

During the second quarter of 2001, the Company closed 14 of its restaurants and reclassed them as assets held for sale. These properties are carried at the lesser of net book value or fair market value less selling costs. It is management's intention to sell these properties and to use part or all of the proceeds to repay the term loan. To offset the shortfall in working capital resulting from the net reduction in cash flows from the closing of restaurants, and restrictions as a result of its Chapter 11 petition, the Company has obtained Debtor-in-Possession financing of $1,000,000 from a stockholder of the Company. The loan which is secured by two parcels of real property and matures on September 4, 2001 was received net of $30,000 prepaid interest and $10,000 prepaid loan fee.

In addition, in July 2001, the Company has received an income tax refund of $1,500,000, which will also be used to finance its working capital.

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

The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. If management's plans described above are not successful, subject to the bankruptcy court approval, the lenders could exercise their right to accelerate the repayment of the Company's debt, which would have a material adverse effect on the Company's financial condition, results of operations and liquidity. These conditions may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The Company received a six-month forbearance from the Term Lenders, effective through March 31, 2001, pertaining to its principal and interest payments during that time period, along with a second forbearance effective through May 25, 2001. The forbearance allowed for the postponement of principal and interest payments. During the forbearance period the Company has made payments to the Term Lenders totaling $7,239,000 of which $2,133,000 was applied to principal, $5,056,000 to interest and $50,000 to related bank fees.

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

Additionally, Bank of America, N.A., as the agent for holders of its senior credit facility, notified First Union National Bank of North Carolina, the trustee under its 6 3/4% Convertible Subordinated Debentures, that the Company was in default under its senior credit facility and that no payments could be made by the Company, or received by the trustee, with respect to the 6 3/4% Convertible Subordinated Debentures. Such notification was within their rights as the agent for holders of the Company's senior credit facility. This notice blocked the Company's ability to pay the scheduled interest payments under the debentures as well as any payments of principal, any redemption payments or change of control purchase payments. The failure to make these payments, as required, and the existence of a default under the senior credit facility, constitutes a default under the terms of the 6 3/4% Convertible Subordinated Debentures and certain other of the Company's credit arrangements. As of December 31, 2000 and July 1, 2001, the Company classified the obligation to the holders of the 6 3/4% Convertible Subordinated Debentures as a current liability.

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

    10.1 Cooker Restaurant Corporation 2001 Restricted Stock Plan, incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (File No. 333-58260)*

    10.2 Second Standstill Agreement dated April 19, 2001 between the Registrant and First Union National Bank and Bank of America, N.A. (formerly NationsBank of Tennessee, N.A), both national banking associations (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001; Commission File No. 1-13044)*

(b) REPORTS ON FORM 8-K DURING THE FISCAL QUARTER ENDED JULY 1, 2001.

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

     COOKER RESTAURANT CORPORATION
     (The "Registrant")

Date: April 15,  2002

By:  /s/  Henry R. Hillenmeyer
     --------------------------------
     Henry R. Hillenmeyer
     Chairman of the Board of Directors, Chief Executive Officer and Director (Principal executive officer and duly authorized officer)

By:  /s/ Dave Sanford
     --------------------------------
     Dave Sanford
     Controller
     (Controller)