Form 10-Q/A
period 2001-09-30
COOKER RESTAURANT CORP /OH/
filed 2002-04-15
CIK 832412

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


                                  -------------

                         COMMISSION FILE NUMBER: 1-13044

                          COOKER RESTAURANT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                          OHIO                                                     62-1292102
     (State or Other Jurisdiction of Incorporation or                 (I.R.S. Employer Identification No.)
                     Organization)

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
                                   (UNAUDITED)
                          (Dollar amounts in thousands)

                                                                        September 30,    December 31,
                                                                             2001           2000
                                                                        -------------    ------------
                                                                        (As Restated)
                                                                        (See Note 2)
                                   ASSETS
Current Assets:
   Cash and cash equivalents                                              $   4,587       $   1,602
   Inventory                                                                    823           1,365
   Assets held for sale                                                      27,531          30,606
   Prepaid and other current assets                                           1,330           1,687
   Income tax receivable                                                         --           1,888
                                                                          ---------       ---------
          Total current assets                                               34,271          37,148

   Property and equipment, net                                               65,656          82,127
   Restricted cash                                                              250              --
   Other assets, net                                                          2,933           1,663
                                                                          ---------       ---------

Total assets                                                              $ 103,110       $ 120,938
                                                                          =========       =========

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Current maturities of long-term debt                                   $  71,732       $  86,339
   Accounts Payable                                                              --           2,628
   Post petition accounts payable                                             1,122              --
   Accrued liabilities                                                        6,204          14,763
   Capital lease obligation, current                                             46              98
                                                                          ---------       ---------
          Total current liabilities                                          79,104         103,828

Debtors in possession loan                                                    3,000              --
Other liabilities                                                               842           1,452
Pre-petition accounts payable subject to compromise                           7,943              --
Debentures subject to compromise                                             12,547              --
Accrued liabilities subject to compromise                                     8,343              --
                                                                          ---------       ---------
          Total liabilities                                                 111,779         105,280
                                                                          ---------       ---------
Commitments and contingencies: (Note 11)
Shareholders' equity (deficiency):
   Common shares-without par value: authorized 30,000,000
      shares; issued 11,054,000 at September 30, 2001 and 10,548,000
       December 31, 2000                                                     57,301          62,211
  (Accumulated deficit) retained earnings                                   (22,517)          1,876
   Deferred compensation                                                       (394)             --
   Treasury stock, at cost, 4,056,000 and 4,562,000 shares at
      September 30, 2001 and December 31, 2000, respectively                (43,059)        (48,429)
                                                                          ---------       ---------
          Total shareholders' equity (deficiency)                            (8,669)         15,658
                                                                          ---------       ---------

Total liabilities and shareholders' equity (deficiency)                   $ 103,110       $ 120,938
                                                                          =========       =========


See accompanying notes to condensed consolidated financial statements

     COOKER RESTAURANT CORPORATION AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                             Three Months Ended               Nine Months Ended
                                                         ---------------------------     ---------------------------
                                                         September 30,    October 1,     September 30,    October 1,
                                                             2001            2000             2001           2000
                                                         -------------    ----------     -------------    ----------
                                                                                         (As Restated)
                                                                                         (See Note 2)
Sales                                                     $  22,989       $  35,845       $  90,837       $ 110,958
                                                          ---------       ---------       ---------       ---------
 Cost of Sales:
      Food and beverage                                       7,107          10,624          27,693          32,273
      Labor                                                   9,684          13,800          36,402          41,819
      Restaurant operating expenses                           5,160           7,908          20,520          23,038
      Restaurant depreciation                                   764           1,503           2,659           4,664
 General and administrative                                   2,195           2,621           6,884           7,200
 Gain on severance recovery                                      --              --              --            (810)
 Loss on loan guaranty                                           --              --              --             633
 Interest expense                                             2,314           2,079           7,303           5,708
 Amortization of loan fees                                       --             105             271             278
 Loss (gain)  on sale of property and equipment, net             --              --             112             222
 Interest and other (income) expense, net                        --              --              65              --
 Impairment of long-lived assets                              3,235           9,334           9,172           9,334
                                                          ---------       ---------       ---------       ---------
                                                             30,459          47,974         111,081         124,359
 Reorganization expenses:
          Closed store expenses                                 674              --           2,759              --
          Professional fees                                     971              --           1,390              --
                                                          ---------       ---------       ---------       ---------

 Loss before benefit for income taxes                        (9,115)        (12,129)        (24,393)        (13,401)

 Benefit for income taxes                                        --          (4,245)             --          (4,690)

                                                          ---------       ---------       ---------       ---------
 Net loss                                                 $  (9,115)      $  (7,884)      $ (24,393)      $  (8,711)
                                                          =========       =========       =========       =========

 Basic loss per common share:

      Net loss                                            $   (1.52)      $   (1.32)      $   (4.07)      $   (1.46)
                                                          =========       =========       =========       =========

 Diluted loss per common share:

      Net loss                                            $   (1.52)      $   (1.32)      $   (4.07)      $   (1.46)
                                                          =========       =========       =========       =========

Weighted average number of common shares
     outstanding - basic and diluted                          6,009           5,986           5,999           5,986
                                                          ---------       ---------       ---------       ---------


See accompanying notes to condensed consolidated financial statements

     COOKER RESTAURANT CORPORATION AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                          (Dollar amounts in thousands)

                                                                         Nine Months Ended
                                                                    --------------------------
                                                                    September 30,   October 1,
                                                                        2001           2000
                                                                    -------------   ----------
                                                                    (As Restated)
                                                                     (See Note 2)
Cash flows from operating activities:
   Net loss                                                           $(24,393)      $ (8,711)
   Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
       Depreciation and amortization                                     3,201          5,090
       Loss on loan guaranty                                                --            633
       Impairment charges                                                8,996          9,334
       Reorganization expenses - closed stores                           2,350             --
       Loss A1 on sale of property and equipment, net                      112            222
       Decrease (increase) in current assets                             2,786         (1,081)
       Increase in other assets                                         (1,270)        (3,243)
       Increase in pre-petition liabilities                              2,382            474
       Increase in current post petition accounts payable                1,122             --
       (Decrease) increase in other liabilities                           (295)           747
                                                                      --------       --------
             Net cash (used in) provided by operating activities        (5,009)         3,465
                                                                      --------       --------

Cash flows from investing activities:
   Purchases of property and equipment                                  (2,541)        (1,334)
   Proceeds from sale of property and equipment                         10,274            198
   Restricted cash deposits                                               (250)          (141)
                                                                      --------       --------
          Net cash provided by (used in) investing activities            7,483         (1,277)
                                                                      --------       --------

Cash flows from financing activities:
   Proceeds from third party loan                                        2,714         10,500
   Loan from related party                                               1,000
   Repayments of borrowings                                             (2,133)       (11,515)
   Loan repayment to related party                                      (1,000)
   Redemption of Debentures                                                 --            (18)
   Capital lease obligations                                               (70)          (149)
                                                                      --------       --------
          Net cash provided by (used in) financing activities              511         (1,182)
                                                                      --------       --------

Net increase in cash and cash equivalents                                2,985          1,006

Cash and cash equivalents, at beginning of period                        1,602          1,428

                                                                      --------       --------
Cash and cash equivalents, at end of period                           $  4,587       $  2,434
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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", which the Company adopted on May 25, 2001. As discussed in Note 10, the Company violated certain debt covenants and as a result, the Company has classified its debt as a current liability in the condensed consolidated balance sheet as of September 30, 2001. The Company had obtained forbearance from certain of its lenders that allowed the Company to suspend making principal and interest payments for nine months (through May 25, 2001). During the forbearance period the Company made payments of $7,836,000 of which $2,133,000 was applied to principal, $5,653,000 to interest and $50,000 to related bank fees.

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

Note 2: Restatement

Subsequent to the issuance of the Company's September 30, 2001 quarterly financial statements, management determined that an accrual should be made as of July 1, 2001 for certain lease terminations and real estate costs under Section 502(b)6) of the Bankruptcy Code. Management also discovered an error in the calculation of weighted average shares. As a result, the condensed consolidated financial statements as of and for the three months and nine months ended September 30, 2001 have been restated from amounts previously reported. A summary of the significant effects of the restatement is as follows:

(in thousands, except per share
amounts)                             SEPTEMBER 30, 2001
                                 ---------------------------
                                 AS PREVIOUSLY
                                    REPORTED     AS RESTATED
                                 -------------   -----------
Balance Sheet:

Accrued liabilities                 $  6,644      $  6,204
Accrued liabilities subject to
compromise                             6,482         8,343
Total liabilities and
shareholders' equity                 103,110       103,110


                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                      SEPTEMBER 30, 2001            SEPTEMBER 30, 2001
                                 ----------------------------  ----------------------------
                                 AS PREVIOUSLY                 AS PREVIOUSLY
                                    REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                 -------------    -----------  -------------    -----------
Statement of Operations:

Closed store expenses               $    674       $    674       $  1,338       $  2,759
Net loss                              (9,115)        (9,115)       (22,972)       (24,392)
Basic and diluted net loss per
common share                        $  (1.49)      $  (1.52)      $  (3.75)      $  (4.07)


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

Note 4: Impairment of long-lived assets

During the nine months ended September 30, 2001, the Company recorded impairment charges totaling $ 9,172,000 on 27 of its restaurants, to record such assets at their estimated fair value, less certain estimated selling costs. Included in this amount are the net book values of certain leasehold improvements and equipment relating to unexpired leases for 8 restaurants, which the Company has rejected in accordance with the provisions of the Bankruptcy Code. However, there is no guaranty that parties affected by such rejections will not file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures. Due to the current situation regarding the Company's Term Debt, the Company determined that the most prudent action would be to close these locations and sell these properties and use the proceeds to pay down portions of the Term Debt.

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

In addition, the Company has accrued $489,000 to cover the estimated carrying costs of the closed stores. These charges are for exit costs the Company was contractually obligated to prior to closing the stores that will not benefit future operations.

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

Note 6: Derivative Financial Instruments

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

Note 7: Loss on Loan Guaranty

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


Note 8: Severance Recovery

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

Note 9: Loss (Gain) on Disposal of property and equipment

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

Note 10: Long term debt

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

Note 11: Contingencies

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

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements for the nine months ended September 30, 2001, have been restated. See Note 2 to the condensed consolidated financial statements for a discussion and a summary of the effects of the restatement.

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

     COOKER RESTAURANT CORPORATION AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                              RESULTS OF OPERATIONS

                                                          Three Months Ended              Nine Months Ended
                                                     ---------------------------     ---------------------------
                                                     September 30,    October 1,     September 30,    October 1,
                                                         2001            2000            2001            2000
                                                     -------------    ----------     -------------    ----------
Sales                                                   100.0%          100.0%          100.0%          100.0%
                                                        -----           -----           -----           -----
Cost of Sales:
     Food and beverage                                   30.9%           29.6%           30.5%           29.1%
     Labor                                               42.1%           38.5%           40.1%           37.7%
     Restaurant operating expenses                       22.4%           22.1%           22.6%           20.7%
     Restaurant depreciation                              3.3%            4.2%            2.9%            4.2%
Amortization of loan fees                                 0.0%            0.3%            0.0%            0.3%
General and administrative                                9.5%            7.3%            7.6%            6.5%
Loss on loan guaranty                                     0.0%            0.0%            0.0%            0.6%
Impairment of long-lived assets                          14.1%           26.0%           10.1%            8.4%
Interest expense                                         10.1%            5.8%            8.0%            5.1%
Gain on severance recovery                                0.0%            0.0%            0.0%           (0.7)%
Loss (gain)  on sale of property and equipment            0.0%            0.0%            0.0%            0.2%
Interest and other (income) expense, net                  0.0%            0.0%            0.0%            0.0%
                                                        -----           -----           -----           -----
                                                        132.4%          133.8%          121.8%          112.1%

Reorganization expenses- professional fees                4.2%            0.0%            1.5%            0.0%
Reorganization expenses- closed stores                    2.9%            0.0%            3.0%            0.0%
                                                        -----           -----           -----           -----

Loss before benefit for income taxes                    (39.5)%         (33.8)%         (26.3)%         (12.1)%

Benefit for income taxes                                  0.0%          (11.8)%           0.0%           (4.2)%
                                                        -----           -----           -----           -----

Net loss                                                (39.5)%         (22.0)%         (26.3)%          (7.9)%
                                                        =====           =====           =====           =====


SALES

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

REORGANIZATION EXPENSES

During the three months and the nine months ended September 30, 2001, the Company accrued $265,000 and 2,350,000 respectively, to cover the estimated carrying costs of the closed stores. These charges include estimated lease payments, utilities, insurance and real estate taxes for a period of six to nine months for owned locations and $1,861,000 for its obligations for certain lease termination and real estate costs under section 502(b)(6) of the Bankruptcy Code. The 502(b)(6) liability is included in accrued liabilities subject to compromise at September 30, 2001.

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

On March 8, 2000, the Registrant was called upon by the Bank to honor its guaranty of Mr. Seelbinder's loan as previously described in Note 7 to the condensed consolidated financial statements. On that date, the balance of the severance liability to Mr. Seelbinder was approximately $910,000. In accordance with the agreement with Mr. Seelbinder, this amount, less certain amounts representing federal withholding liabilities were applied to the amounts owed by him to the Company as a result of our payment under the guaranty. As a result, approximately $810,000 in accrued severance liabilities were forfeited by Mr. Seelbinder and applied to the guaranty amount.

INTEREST EXPENSE

Interest expense in the third quarter of 2001 was $2,314,000 as compared to $2,079,000 in the third quarter of 2000. The increase of $235,000 was due to the accrual for penalty interest and late fees on the non-payment of the term loan (see Note 10 - Long term debt) which was partially offset by the cessation of interest accrual on the Company's debentures which are subject to compromise.

Interest expense for the nine months ended September 30, 2001 was $7,303,000 as compared to $5,708,000 for the same period in 2000. This was due to the increase in LIBOR-based interest rate and the accrued interest penalty (see Liquidity and Capital Resources).

LOSS (GAIN) ON SALE OF PROPERTY AND EQUIPMENT, NET

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

By: /s/ David Sanford
    --------------------------------
    David Sanford
    Asst. Secretary - Controller
    (Principal financial and accounting officer)