Form 10-K
period 2001-12-30
COOKER RESTAURANT CORP /OH/
filed 2002-04-15
CIK 832412

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 1-13044

COOKER RESTAURANT CORPORATION

(Exact name of registrant as specified in its charter)

OHIO
(State or other jurisdiction of incorporation or organization)

62-1292102
(IRS Employer Identification No.)

2609 West End Avenue, Suite 500, Nashville, Tennessee 37203
(Address of principal executive offices and zip code)

(615) 301-2665
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, without par value Rights to Purchase Class A Junior Participating Preferred Shares, without par value 6-3/4% Convertible Subordinated Debentures Due 2002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Shares held by non-affiliates of the registrant, as of February 28, 2002, was $1,298,000.

The number of Common Shares outstanding on February 28, 2002, was 6,491,429.

COOKER RESTAURANT CORPORATION

FORM 10-K

PART I

Item 1. Business.

General

     At February 28, 2002, the Company owned and operated 40 full-service “Cooker” restaurants located in Florida, Michigan, Ohio, Tennessee and Virginia. Restaurants average approximately 7,900 square feet and 255 seats and are designed to provide traditional and comfortable dining experiences rather than a theme atmosphere or menu. The Company believes that its restaurants provide an attractive value to customers by offering a moderately-priced, full menu of high quality food served in generous portions. The menu includes appetizers, soups, salads, chicken, fish, beef and pasta entrees, sandwiches, burgers and desserts, most of which are created from original recipes and prepared from scratch using fresh ingredients. Entree selections generally range in price from $4.99 to $19.99 and, in 2001, the average check per person was approximately $11.98. The Company is committed to providing prompt, friendly and efficient customer service as reflected by its “100% Satisfaction Guarantee” policy and by its having what the Company believes is a higher ratio of service personnel to customers and a greater number of managers per restaurant than many of its competitors.

Bankruptcy Filing

     On May 25, 2001 (the “Petition Date”), the Company commenced bankruptcy proceedings by filing a voluntary Chapter 11 bankruptcy petition under the United States Bankruptcy Code (“Bankruptcy Code” or “Code”). Chapter 11 allows a debtor, and under some circumstances, creditors and other parties in interest, to propose a plan of reorganization. The plan may provide for the debtor to reorganize by continuing to operate, to liquidate by selling assets of the estate, or a combination of both. The Company is seeking to restructure its secured, priority and unsecured debt and continue operating its businesses as a going concern and plans to file a disclosure statement and plan of reorganization (the “Plan”) with the Bankruptcy Court by May 1, 2002. It is likely that the Plan will provide for payments, or partial payments, to various classes of creditors over various periods of time, possibly including rights to purchase future equity in the Company, but is not likely to provide for a continuation of the current equity interests of shareholders in the Company. It is unlikely that holders of shares of stock of the Company will receive any distribution from the bankruptcy proceedings and all outstanding shares of stock of the Company are likely to be cancelled in the proceeding. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the Company continues its business operation as debtor-in-possession. The Company is currently in negotiations with certain of its creditors to finalize the terms of the Plan. The Company believes that a reorganization, as opposed to a liquidation, will maximize value for all creditor constituencies, although the Company’s equity holders are unlikely to receive any value in the reorganization. The Company intends to fund payments required under the Plan from cash generated by operations, by raising new equity capital and by disposing of certain of the Company’s non-encumbered non-core assets.

     The Company attributes the situation which led to the commencement of bankruptcy proceedings to several factors. During 1994-1998, the Company grew rapidly opening thirty-four restaurants in four (4) years. In fact, the chain grew from six (6) restaurants in 1990 to a high of sixty-six (66) restaurants in 2001. Rather than continuing to focus expansion on building clusters of restaurants in major markets, the Company opened single restaurants in smaller cities. In addition, the Company relocated its corporate offices to West Palm Beach, Florida and opened several, what would turn out to be under-performing restaurants in Florida. In 1998, the Company decided to repurchase a portion of its public stock. To raise the funds with which to repurchase the stock, it obtained secured financing from Bank of America, N.A., successor to Nationsbank N.A., successor to Nationsbank of Tennessee, N.A., a national banking association (“Bank of America”) and First Union National Bank, a national banking association (“First Union”)(collectively, the “Bank Group”) and CIT Group/ Equipment Financing, Inc. (“CIT”) in the aggregate amount of approximately $88 million.

     Soon after the closing of the financing, however, the Company’s financial condition worsened. The Company’s rapid expansion diverted its attention from what had been the cornerstone of its success, quality food and excellent service, which began to suffer. Concurrently, the Company began to experience a downward trend in same store sales. Despite efforts to reverse these trends, including an aggressive advertising campaign in 1999, falling sales and decreasing profits resulted in a severe liquidity crisis. Notwithstanding significant efforts, including the hiring of a new chief executive officer and chief operations officer, deteriorating same-stores sales, a soft economy and a worsening liquidity position caused the Company to default under its secured financing. Efforts to refinance its secured debt or negotiate a forbearance agreement failed and the Company’s secured lenders commenced foreclosure proceedings on some of the Company’s core assets. The Company commenced the Chapter 11 proceedings to halt the foreclosures and attempt to maximize the value of its assets.

The Cooker Concept

     The key features of the Cooker concept include the following:

     “100% Satisfaction Guarantee.” The Company is committed to providing high quality food, friendly and efficient service and comfortable, clean surroundings. Restaurant managers visit tables to make sure every customer is satisfied with the Cooker experience. If a customer is not satisfied with any part of the visit, particularly the food and service, the restaurant staff is authorized to provide that customer with a free meal.

     Original Recipes Made From Scratch. Cooker provides an attractive value to customers by offering a moderately- priced, full menu of high quality food served in generous portions. Most of the items on Cooker’s menu are created from original recipes and prepared from scratch using fresh ingredients, which the Company believes results in more flavorful food. The menu is re-evaluated on a continuous basis, when the least popular items from each category (appetizers, entrees and desserts) are removed from the menu and replaced with new items created by the Company’s culinary team. Each menu item is researched and tested in the Company’s test kitchen and in restaurants to ensure customer acceptance.

     Commitment to Staffing. The Company’s commitment to meeting the highest standards of customer service is reflected in having what the Company believes is a higher ratio of service personnel to customers and having a greater number of managers per restaurant than many of its competitors. The Company believes that higher staffing levels permit its staff to interact with customers, resulting in an enhanced dining experience. This strategy results in repeat customer visits, as well as “word-of-mouth” advertising by current customers that attracts new customers.

     Timeless Atmosphere. The restaurants are designed to create a traditional and comfortable atmosphere suitable for any occasion. This atmosphere is enhanced by friendly service and a menu that appeals to a broad segment of the population which encourages customers to visit the restaurants more often. Unlike many casual dining restaurants that center around a “theme,” the Company believes its restaurants are not as sensitive to changing customer preferences and trends.

     Dedicated Employees. The Company hires its personnel only after extensive interviews, and seeks to recruit employees who share the Company’s commitment to high standards of customer service. Each new non-management employee is initially trained for a minimum of seven to ten days or longer if hired for a new restaurant. Regardless of their background, new management personnel initially undergo 90 to 120 days of training that includes gaining exposure to all areas of restaurant operations and attending training classes at the Company’s headquarters. The Company encourages a sense of personal commitment from its employees at every level by providing extensive training, employee development and competitive compensation. Management believes its personnel policies result in a lower rate of employee turnover than many of its competitors.

Menu

     Cooker provides an attractive value to customers by offering a moderately-priced, full menu of high quality food and beverage items served in generous portions. The menu features 51 dishes including appetizers, soups, salads, chicken, fish, beef and pasta entrees, sandwiches, burgers and desserts. Most of the items on the menu are created from original recipes and prepared from scratch using fresh ingredients, which the Company believes results in more flavorful food. Lunch and dinner entrees generally range in price from $4.99 to $19.99 and in 2001 lunch accounted for approximately 39% of sales. The average check per person in 2001 was approximately $11.98. Each restaurant offers alcoholic beverages including liquor, wine and beer, which constituted approximately 11.8% of sales in 2001.

     The Company re-evaluates its menu on a continuing basis, and the least popular items from each category are removed from the menu and replaced with new items created by the Company’s culinary team. Each menu item and recipe is researched and tested in the Company’s test kitchen and in the restaurants to ensure customer acceptance.

Design

     The restaurants are designed to be comfortable and functional, with a decor that includes materials such as mahogany, slate, marble and tile. The average restaurant is approximately 7,900 square feet (of which approximately 40% is devoted to kitchen and services areas) with seating for approximately 255 customers. Most of the restaurants opened in 1999 and 2000 have in excess of 8,000 square feet and seat approximately 260 customers. The majority of the seating is in booths, which enhances customer privacy and comfort. Each restaurant also has a separate bar area which has stool and booth seating. The Company believes that the typical restaurant kitchen is comparatively large by industry standards and is designed for quality and speed of food preparation. These kitchens permit the Company to be flexible in the types of food items which can be prepared and to adapt to changing customer tastes and preferences.

Development and Expansion

     The Company is an Ohio corporation which was the surviving corporation of the merger of affiliated corporations in 1988. At that time, the Company operated six restaurants. By 1990, the Company increased its total number of restaurants to 10. The following table sets forth the Company’s unit growth since 1990:

Year	1990	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001

Restaurants Open at Start of Year	10	12	15	20	29	35	37	47	60	67	65	66****
Restaurants Opened During Year	2	3	5	9	6	3*	11*	13	7	5**	2***	0

*	The Company closed one restaurant in Florence, KY in 1995 and one in Palm Harbor, FL in 1996. Both locations were leased to third parties and were sold to unrelated third parties.

**	The Company closed 7 restaurants in 1999 in Bethesda, MD; Tampa, FL; Atlanta, GA (2); Saginaw, MI; Boardman, OH; and Louisville, KY. The restaurants in Bethesda and Boardman were sold to an unrelated third party, and the restaurants in Atlanta were leased to unrelated third parties.

***	The Company closed one restaurant in 2000 in Indianapolis, IN.

****	The Company closed 26 restaurants in Florida, Georgia, Indiana, Kentucky, Ohio, North Carolina and Tennessee in 2001 and in the first quarter of 2002 following the Bankruptcy Petition Date. The Company does not intend to open any additional restaurants in 2002 and may close additional restaurants. Any further expansion will be dependent on, among other things, the results of the bankruptcy proceedings, the Company’s future operations, the availability of capital, desirable site locations, the ability to attract qualified employees, securing appropriate local government approvals, and future economic conditions.

     The Company either owns or leases the sites for its existing facilities, although the Company prefers to own the property.

Restaurant Operations

     Management and Employees. The Company currently has 8 regional managers who are each responsible for supervising between 4 and 7 restaurants and continuing the development of their management teams. Through regular visits to the restaurants, the regional managers ensure that the Company’s concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations. Each of the restaurants typically has one general manager, one assistant general manager, one kitchen manager and between two and four assistant managers. The general manager of each restaurant has primary responsibility for the day-to-day operations of the entire restaurant and is responsible for maintaining the standards of quality and performance established by the Company. The average number of management employees in each restaurant is approximately 5.2 and the average number of hourly employees in each restaurant is approximately 80. Management believes that its success is in part attributable to its high level of service and interaction between its employees and guests.

     The Company seeks to attract and retain high quality managers and hourly employees by providing attractive financial incentives and flexible working schedules. Financial incentives provided to attract high quality managers include competitive salaries and bonuses based upon position, seniority and performance criteria. Also, management believes that the Company attracts qualified managers by providing a higher overall quality of life characterized by a five-day work schedule.

     Training and Development. The Company hires its personnel only after extensive interviews and seeks to recruit employees who share the Company’s commitment to high standards of customer service. Each new non-management employee is initially trained for a minimum of 7 to 10 days or longer if hired for a new restaurant. Regardless of their background, new management personnel initially undergo 90 to 120 days of training that includes gaining exposure to all areas of restaurant operations and attending training classes at the Company’s headquarters. The Company encourages a sense of personal commitment from its employees at every level by providing extensive training, employee development and competitive compensation.

     Restaurant Reporting Systems. The Company uses integrated management information systems that include a point-of-

sale system to facilitate the movement of food and beverage orders between the customer areas and kitchen operations, to control cash, to handle credit card authorizations, and to gather data on sales by menu item and hours worked by employees. In addition, restaurant systems have been developed to record accounts payable and inventories. Sales, cash control, and summary payroll data are transferred to the Company’s headquarters nightly. Payroll, accounts payable and inventory data are transferred to the Company’s headquarters weekly. These restaurant information systems provide data for posting directly to the Company’s general ledger, to other account subsystems and to other systems developed to evaluate restaurant performance.

     The restaurant system also provides hourly, daily and weekly reports for each restaurant manager to evaluate current performance and to plan for future staffing and food production needs. The headquarters’ systems also provide a variety of management reports comparing current results to prior periods and predetermined operating budgets. The results are reported to and reviewed with restaurant management by accounting personnel. Included among the reports produced are (i) daily reports of revenue and labor cost by restaurant, (ii) weekly summary profit and loss statements by restaurant and an analysis of sales by menu item, and (iii) monthly detailed profit and loss statements by restaurant as well as analytical reports on a variety of restaurant performance characteristics.

     Purchasing. Purchasing specifications are determined by the Company’s corporate offices. Each restaurant’s management team determines the daily quantities of food items needed and orders such quantities from major suppliers at prices often negotiated directly with the Company’s corporate offices. The Company purchases its food products and supplies from a variety of national, regional and local suppliers. The Company is not dependent upon any one supplier and has not experienced significant delays in receiving its food and beverage inventories, restaurant supplies or equipment. Management believes that the diversity of the Company’s menu enables its overall food costs to be less dependent upon the price of a particular product. The Company also tests various new products in an effort to obtain the highest quality products possible and to be responsive to changing customer tastes.

     Advertising and Marketing. The Company relies primarily on “word of mouth” advertising to attract customers to its restaurants. Management believes the “100% Satisfaction Guarantee,” made-from- scratch menu items and focus on high-quality service generates a high level of repeat customers and new customer visits.

     Hours of Operation. The restaurants generally offer food service from 11:00 a.m. to 10:30 p.m., Sunday through Thursday, and 11:00 a.m. to midnight on Friday and Saturday. All menu items (other than alcoholic beverages) are available for carry-out.

Competition

     The restaurant and food service industry is highly competitive and fragmented. There are numerous restaurants and other food service operations that compete directly and indirectly with the Company. Many competitors have been in existence longer, have a more established market presence and have significantly greater financial, marketing and other resources and higher total sales volume and profits than does the Company. In addition to other restaurant companies, the Company competes with numerous other businesses for suitable locations for its restaurants.

     The restaurant industry may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional or local economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability and the type, number and location of competing restaurants. Changes in any of these factors could adversely affect the Company. In addition, factors such as inflation and increased food, liquor, labor and other costs could adversely affect the Company.

Government Regulations

     The Company’s business is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages. The failure to maintain food and liquor licenses could have a material adverse effect on the Company’s operating results. In addition, restaurant operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar costs over which the Company has no control. Since many of the Company’s employees are paid at rates based on the federal minimum wage, increases in the minimum wage may result in an increase in the Company’s labor costs. Some states have set minimum wage requirements higher than the federal level. The Company is subject to “dram shop” statutes in certain states which generally provide a person injured by an intoxicated person with the right to recover damages from an establishment that served alcoholic beverages to the intoxicated person. Difficulties or failure in obtaining required licenses and approvals will result in delays in, or cancellation of, the opening of new restaurants. No assurance can be given that the Company will be able to maintain existing approvals or obtain such further approvals at other locations. The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. There can be no assurance that the Company will be able to obtain necessary variances or other approvals on a cost effective and timely basis in order to construct and develop restaurants in the future.

Employees

     At February 28, 2002, the Company had 2,984 employees, of whom 2,735 were restaurant employees, 223 were restaurant management personnel, and 36 were corporate staff personnel. This represents a reduction of 2,311 employees since February 28, 2001. None of the Company’s employees is represented by a labor union or a collective bargaining unit. The Company considers relations with its employees to be satisfactory.

Marks

     The Company has registered the service mark “Cooker Bar and Grille” and Design with the United States Patent and Trademark Office. The Company previously registered the service mark “The Southern Cooker — Home Style restaurant & Bar” and Design with the United States Patent and Trademark Office but did not renew the registration when its initial term expired. The Company also uses the word Cooker as a service mark in combination with words and designs other than those used in the registered marks. Other providers of restaurant services use trade names that include the word “cooker.” Some of these users may resist the Company’s use of its marks, as it expands into new territories. However, in view of the extensive third party use of such trade names, management believes that the Company should be in a reasonably good position to resist adverse claims. This same extensive third party use means, however, that the Company may in the future have difficulty blocking use by others of marks incorporating the word “cooker.” It is possible for prior users to develop rights in such marks in their geographic territories and it would be difficult for the Company to limit such use, even though the Company has a federal registration.

Item 2. Properties.

     At February 28, 2002, the Company operated 40 restaurants. The following chart shows each of their locations:

Metropolitan Area	Location	Metropolitan Area	Location

FLORIDA		OHIO

Ft. Myers-Cape Coral	Ft. Myers	Cleveland	Rockside

Orlando	East Colonial	Cleveland	Beachwood

		Cleveland	Cuyahoga Falls

MICHIGAN		Cleveland	Mentor

Detroit	Ann Arbor	Cleveland	Westlake

Detroit	Auburn Hills	Cleveland	Solon

Detroit	Canton	Cleveland	Middleburg Heights

Detroit	Livonia	Columbus	Cleveland Avenue

Detroit	Novi	Columbus	Hamilton Road

Detroit	Sterling Heights	Columbus	Lane Avenue

Detroit	Troy	Columbus	Morse Road

Grand Rapids	Grand Rapids	Columbus Dayton Dayton	North High Street Beaver Creek Miamisburg-Centerville

TENNESSEE		Dublin	Dublin

Nashville	Green Hills	Toledo	Toledo

Nashville	Hermitage	Toledo	Sylvania

Nashville	Murfreesboro	Cincinnati	Beechmont

Nashville	Parkway	Cincinnati	Governor’s Hill

Nashville	Rivergate	Cincinnati	Paxton Road

Nashville	West End	Cincinnati	Springdale

Nashville	Cool Springs

VIRGINIA Norfolk	Chesapeake

Washington, D.C	Fairfax

     At February 28, 2002, the Company leases 16 restaurants from unaffiliated lessors with base terms ranging from 3 to 39 years, which include options to extend such leases exercisable by the Company. See Note 11 to the Consolidated Financial Statements for information relating to the lease commitments. The Company owns the remaining restaurants. Of the 40 restaurants still owned or leased, 23 secure the Term and Revolving Loan agreement with First Union National Bank and Bank of America.

     In January 2001, the Company sold the 32,000 square foot office building in West Palm Beach, Florida where its executive offices were located, to an unrelated third party. During 2001 and through February 28, 2002, the Company closed 26 restaurants, eleven of which were leased and 15 of which were owned by the Company, in Florida, Georgia, Indiana, Kentucky, Ohio, North Carolina and Tennessee. Since the Petition Date, the Company has sold 6 properties and 18 properties are currently for sale.

Item 3. Legal Proceedings.

     On or about August 10, 2001, the Company filed a Complaint against Arthur Seelbinder and Kathleen W. Hammer. In the lawsuit, the Company seeks recovery of $2,737,021.03, plus interest, owed by Seelbinder/Hammer to the Company under a settlement agreement and note. By an Order dated January 30, 2002, the Court denied a Seelbinder/Hammer motion seeking to stay the lawsuit and compel arbitration. Seelbinder has appealed the Bankruptcy Court’s decision denying arbitration.

     The case of Rebecca Conway v. Cooker Restaurant Corporation was filed in the Courts of Common Pleas, Cuyahoga County, Ohio in October 2000. This suit is a result of an after hours, non-Cooker sanctioned, function which resulted in the termination of four Cooker managers and five Cooker crew members. One of the terminated crew members, the plaintiff, is alleging inappropriate and unwelcomed behavior of others toward the plaintiff that night in question. The suit names Cooker

Restaurant, two Cooker managers and two crew members as defendants with six counts against each; sexual harassment, retaliatory suspension and discharge, assault, battery, invasion of privacy, and intentional infliction of emotional distress. For each defendant and each count the plaintiff is seeking $25,000 and undetermined amounts “such further relief as the court deems necessary and proper” and attorney fees via a jury trial. The lawsuit has been stayed pending the bankruptcy filing by the Company. The Company intends to vigorously defend the lawsuit, but there can be no assurance that the Company will ultimately prevail, because the case is in its early stages the Company has not yet determined the impact, if any, upon the financial statements.

Routine Proceedings

     The Company is a party to routine litigation incidental to its business, including ordinary course employment litigation. Management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on the Company’s financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

     Supplemental Item. Executive Officers of the Company.

     Set forth below is information regarding the executive officers of the Company as of December 30, 2001:

Name	Office	Age

Henry R. Hillenmeyer	Chairman of the Board and Chief Executive Officer	58

Daniel A. Clay	Executive Vice President and Chief Operating Officer	43

David J. McDaniel	Vice President	59

Linda DeVault	Secretary	46

     HENRY R. HILLENMEYER, age 58, has been Chairman of the Board and Chief Executive Officer of the Company since August 1999 and has served as a director of the Company since 1994. Prior to joining Cooker, Mr. Hillenmeyer spent 15 years with Southern Hospitality Corporation, a 35-unit Wendy’s franchisee based in Nashville, Tennessee, in a number of titles, but most recently as its Chairman, President and director until the Company was sold in 1994. Southern Hospitality Corporation was created by the merger in 1980 of Wendy’s of Nashville, Inc. into Ireland’s Restaurants, Inc. In 1986, Southern Hospitality Corporation sold its three full service restaurant concepts, including Cooker, to a group including Glenn W. Cockburn, former Senior Vice President of Cooker, and G. Arthur Seelbinder, the former CEO of Cooker. Cooker Bar and Grille emerged from the three concepts to become the focus of the Company’s operations. Mr. Hillenmeyer has also served as Chairman and CEO of Careerhighway.Com (formerly Skillsearch Corporation), an internet recruitment company, from 1995 until February 18, 2000. Mr. Hillenmeyer is a former Chairman of the Board of Junior Achievement of Middle Tennessee, Inc. He earned a B.A. degree in Economics from Yale University.

     DANIEL A. CLAY, age 43, has been the Executive Vice President and Chief Operating Officer of the Company since December 4, 2000, and was elected to the Board in January 2001. Mr. Clay most recently was a Partner, President and Chief Operating Officer of Catawba’s Tex-Mex Restaurants. Prior to that, he was with Houston’s Restaurants, Inc. for 15 years, rising from General Manager to Regional Manager to Vice President of Operations. Mr. Clay was with S&A Restaurant Corporation for 7 years prior to his employment with Houston’s. He received his degree in Business Administration from the University of Missouri in 1980.

     DAVID J. MCDANIEL, age 59, has been Vice President of the Company since June 2001. Mr. McDaniel served as Chief Financial Officer for Logan’s Roadhouse, Inc., a Nashville, Tennessee based restaurant chain from November of 1994 through January of 2001. Prior to that, Mr. McDaniel was the Chief Financial Officer of Southern Hospitality Corporation, a 35-unit Wendy’s franchisee based in Nashville, Tennessee for 15 years. He earned a B.S. degree in Accounting from Western Kentucky University.

     LINDA DEVAULT, age 46, has been Secretary of Cooker Restaurant Corporation since April, 2001. Prior to joining Cooker in October of 1999, Linda was with Southern Hospitality Corporation, a Nashville, Tennessee based Wendy’s franchisee, for 18 years, serving as Executive Assistant to the Chief Executive Officer and Chief Operating Officer. Mrs. DeVault was with Opryland Hotel for 3 years in the catering sales office prior to her employment with Southern Hospitality Corporation. She earned a degree in Business Administration from Middle Tennessee State University in 1978.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The Company’s common shares are traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CGRT”. The shares of the Company’s common stock began trading on the Over-the-Counter Bulletin Board (“OTCBB”) and ceased trading on the American Stock Exchange (“AMEX”) effective December 14, 2000. The shares of the Company’s common stock began trading on the American Stock Exchange (“AMEX”) and ceased trading on the New York Stock Exchange (“NYSE”) effective August 14, 2000. The prices set forth below reflect high and low sale prices for common shares in each of the quarters of fiscal 2001 and 2000 as reported by the NYSE, AMEX, and OTCBB.

2001	High	Low

1st Quarter	$1.4375	$0.8125
2nd Quarter	$1.3125	$0.2900
3rd Quarter	$1.0600	$0.4100
4th Quarter	$0.4800	$0.2700

2000	High	Low

1st Quarter	$2.8125	$2.0625
2nd Quarter	$3.1875	$2.3750
3rd Quarter	$2.7500	$1.0000
4th Quarter	$1.2500	$0.8125

     On February 28, 2002, the Company had approximately 2,903 shareholders of record.

     The Company determined not to pay an annual dividend for fiscal years 2000 and 2001. Under the Company’s loan agreements, dividends may be declared in any fiscal year providing such dividends do not cause the Company to be in default on the loans. The Companys’ current bankruptcy proceeding restricts any ability to pay dividends without prior approval from the bankruptcy court.

Item 6. Selected Financial Data.

     The selected financial data presented below should be read in conjunction with the Company’s Consolidated Financial Statements, the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this filing.

	(in thousands, except per share data)
	Fiscal Year (d)

	2001	2000	1999	1998	1997

Sales	$112,930	$147,053	$153,290	$160,546	135,458
Income (loss) before cumulative effect of a change in accounting principle (a)(b)	(29,844)	(29,131)	(3,274)	6,027	6,452
Cumulative effect of accounting change, net of tax (c)	—	—	—	—	(496)
Net (loss) income	(29,844)	(29,131)	(3,274)	6,027	5,956

Basic earnings per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(4.97)	$(4.87)	$(0.54)	$0.66	$0.64
Cumulative effect of change in accounting for preoperational costs	—	—	—	—	(0.05)
Net (loss) income	(4.97)	(4.87)	(0.54)	0.66	0.59

Diluted earnings per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(4.97)	$(4.87)	$(0.54)	$0.65	$0.63
Cumulative effect of change in accounting for preoperational costs	—	—	—	—	(0.05)
Net (loss) income	(4.97)	(4.87)	(0.54)	0.65	0.58

Long-term obligations	$5,894	$—	$81,222	$82,712	$42,917
Total assets	97,618	120,938	149,298	153,267	142,921
Dividends per share	—	—	—	0.10	0.07

(a)	In 1999, 2000 and 2001, the Company recorded charges for the impairment of long-lived assets in the amount $3,058,000, $20,515,000 and $14,782,000, respectively.

(b)	In 2001, the Company incurred expenses in the amount of $5,315,000 in connection with its Reorganization under Chapter 11 of the Bankruptcy Code.

(c)	Effective December 30, 1996, the Company changed its method of accounting for preoperational costs, costs for employee training and relocation, and supplies incurred in the connection with the opening of a restaurant to expense these costs as incurred.

(d)	The fiscal years ended on December 30, 2001, December 31, 2000, January 2, 2000, January 3, 1999, and December 28, 1997, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto included elsewhere herein.

Overview

     On May 25, 2001, the Company commenced bankruptcy proceedings by filing a voluntary Chapter 11 bankruptcy petition under the Bankruptcy Code. Chapter 11 allows a debtor, and under some circumstances, creditors and other parties in interest, to propose a plan of reorganization. The plan may provide for the debtor to reorganize by continuing to operate, to liquidate by selling assets of the estate, or a combination of both. The Company is seeking to restructure its secured, priority and unsecured debt and continue operating its businesses as a going concern and plans to file a disclosure statement and plan of reorganization (the “Plan”) with the Bankruptcy Court by May 1, 2002. It is likely that the Plan will provide for payments, or partial payments, to various classes of creditors of the Company over various periods of time, but it is unlikely that it will provide for a continuation of the current equity interests of shareholders of the Company. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the Company continues its business operation as a debtor-in-possession. The Company is currently in negotiations with certain of its creditors to finalize the terms of the Plan. The Company believes that a reorganization, as opposed to a liquidation, will maximize value for all creditor constituencies. The Company intends to fund payments required under the Plan from cash generated by operations, by raising additional equity and disposing of certain of the Company’s non-core assets.

     The Company attributes the situation which led to the commencement of bankruptcy proceedings to rapid growth, development of unsuccessful new restaurants, deterioration of the quality of food and service and a soft economy. Notwithstanding significant efforts, including the hiring of a new chief executive officer and chief operations officer, deteriorating same-stores sales, a soft economy and a worsening liquidity position caused the Company to default under its secured financing. Efforts to refinance their secured debt or negotiate a forbearance agreement failed and the Company’s secured lenders commenced foreclosure proceedings on some of the Company’s core assets. The Company commenced the Chapter 11 proceedings to halt the foreclosures and attempt to maximize the value of its assets for the benefit of creditor and equity constituencies.

Critical Accounting Policies And Estimates

     The discussion and analysis of our financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to impairment of long-lived assets, restructuring and exit costs, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, the Company believes that its estimates, including those for the above-described items, are reasonable and that actual results will not vary significantly from the estimated amounts. We believe the following critical accounting policies affect the Company’s more significant judgments and estimates used in the preparation of its consolidated financial statements:

Impairment of long-lived assets

     The Company’s long-lived assets include property, deposits, liquor license and unamortized loan costs. The Company assesses impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. The Company assesses impairment of restaurant-level assets based on the operating cash flows of the restaurant and its plans for restaurant closings. In performing its assessment, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record additional impairment charges.

Restructuring and exit costs

     As a result of changes in its organizational structure, the Company has recorded charges for restructuring and exit costs. These costs consist primarily of future obligations related to closed units. In assessing the cost of future obligations related to closed units or units identified for closure, the Company makes assumptions regarding the timing of units’ closures, amounts of future property taxes and costs of closing the units. If these estimates or their related assumptions change in the future, the Company may be required to record additional exit costs or reduce exit costs previously recorded.

Income taxes

     The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. While it has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for its valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in an amount in excess of the net recorded amount, an adjustment to the valuation allowance would decrease income tax expense in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to its valuation allowance would increase income tax expense in the period such determination was made.

Contingencies and litigation

     The Company is subject to legal proceedings involving ordinary and routine claims incidental to its business as well as legal proceedings that are nonroutine and include compensatory or punitive damage claims. The Company’s ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. If these estimates or the related facts and circumstances change in the future, the Company may be required to increase or reduce its settlement liabilities by recording additional legal expense or by recording a reduction in legal expense. See “Legal Proceedings.”

Results of Operations

     The following table sets forth, as a percentage of sales, certain items appearing in the Company’s statements of operations.

	Fiscal Year (a)

	2001	2000	1999

Sales	100.0%	100.0%	100.0%

Cost of Sales:
Food and beverage	30.3	29.2	28.5
Labor	40.3	37.9	35.4
Restaurant operating expenses	22.5	20.8	18.6
Restaurant depreciation	3.1	4.1	4.2
General and administrative	8.1	6.5	7.2
Preoperational costs	—	0.3	0.4
Impairment of long-lived assets	13.1	14.0	2.0
Loss on loan guaranty	—	0.4	1.6
Severance charges	—	0.2	0.8
Severance recovery	—	(0.6)	—
Interest expense	4.1	7.2	4.5
Amortization of loan fees	0.3	1.2	0.1
Loss (gain) on sale of property	(0.5)	0.2	—
Interest and other income, net	—	(0.3)	(0.1)

	121.3	121.1	103.2

Loss before reorganization expenses and benefit for income taxes	(21.3)	(21.1)	(3.2)
Reorganization expenses
Closed store expenses	3.0	—	—
Professional fees	2.1	—	—

Loss before benefit for income taxes	(26.4)	(21.1)	(3.2)
Benefit for income taxes	—	(1.3)	(1.2)

Net loss	(26.4)	(19.8)	(2.0)

(a)	The fiscal years ended on December 30, 2001, December 31, 2000, and January 2, 2000, respectively.

Forward Looking Information

     Statements contained in the foregoing discussion and elsewhere in this report that are not based on historical fact are considered “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s present assumptions as to future trends, including economic trends, prevailing interest rates, the availability and cost of raw materials, the availability of the capital resources necessary to complete the Company’s expansion plans, government regulations, especially regulations regarding taxes, labor and alcoholic beverages, competition, consumer preferences and similar factors. Changes in these factors could affect the validity of such assumptions and could have a materially adverse effect on the Company’s business.

     2001 Compared With 2000

Sales

     Sales for the year ended December 30, 2001 (“fiscal 2001”), decreased 23.2%, or $34,123,000, to $112,930,000 compared to sales of $147,053,000 for the year ended December 31, 2000 (“fiscal 2000”). The decrease is due to a decrease in the number of guests at the restaurants as well as a decrease in the number of stores operating during the comparable periods. At the end of the fiscal 2001, the Company operated 43 restaurants, compared to 66 at the end of fiscal 2000. Same store sales were down 13.1% for fiscal 2001 as compared to fiscal 2000. To address the decrease in sales, the Company has increased its staffing at its restaurants, revised its standard national menu to a regional menu, changed key operations executives and implemented other procedures to emphasize customer service. The Company has also embarked on a renovation program that will enhance the appearance of its restaurants.

Food and beverage

     The cost of food and beverage for fiscal 2001 was $34,270,000 as compared to $42,925,000 for fiscal 2000. The decrease of $8,655,000 is primarily due to the decrease in the number of restaurants and decreased sales for the year as compared to last year, which was partially offset by slight increases in food cost. As a percentage of sales, the cost of food and beverage was 30.3% for fiscal 2001, as compared to 29.2% for fiscal 2000. The increase in food and beverage cost as a percentage of sales in 2001 is due primarily to increased prices for produce and beef and menu changes. To address the increase in food and beverage cost as a percentage of sales the Company has implemented a computerized food and inventory cost control system.

Labor

     Labor costs for fiscal 2001 were $45,467,000 as compared to $55,763,000 for fiscal 2000. Labor costs as a percentage of sales for fiscal 2001 were 40.3% as compared to 37.9% for the fiscal 2000. The percentage increase is due primarily to decreased same-store sales for the year as well as increased staffing levels at the restaurants. The Company has focused on increasing staffing levels at the restaurants in an effort to provide better service to its guests. Accordingly, crew expenses, including cooks, servers and hostesses, increased as a percentage of sales. Manager costs and benefits remained fairly stable as a percentage of sales.

Restaurant operating expenses

     Restaurant operating expenses for fiscal 2001 were $25,443,000 as compared to $30,528,000 for fiscal 2000. This decrease of $5,085,000 was due to the closing of 23 restaurants in fiscal 2001. Restaurant expenses as a percentage of sales for fiscal 2001 were 22.5% as compared to 20.8% for fiscal 2000. The majority of this increase was in utilities costs and repairs and maintenance expenses.

Restaurant depreciation

     Restaurant depreciation expense for fiscal 2001 was $3,468,000, as compared to $6,024,000 for fiscal 2000. The decrease of $2,556,000 was mainly due to the reduction in the number of operating restaurants in 2001 as compared to 2000. During the year ended December 30, 2001, the Company closed 23 restaurants and reported these stores as assets held for sale. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of, the Company does not recognize depreciation or amortization expense during the period in which the assets are being held for sale.

General and administrative expenses

     General and administrative expenses for fiscal 2001 were $9,179,000 as compared to $9,561,000 for fiscal 2000. The decrease of $382,000 is primarily due to a decrease of salaries and bonuses of $365,000 and a decrease in outside services of $1,224,000 due primarily to decreased legal fees and marketing costs. These decreases were offset by increases in health care costs of $585,000, sales tax expenses associated with sales tax audits of $296,000 and store closing expenses (prior to the filing of Chapter 11) of $317,000.

Preoperational costs

     Preoperational costs in fiscal 2001 were $0 compared to $378,000 in fiscal 2000. The decrease of $378,000 is due entirely to the decrease in the number of store openings in 2001 as compared to 2000. The Company did not open any new restaurants in fiscal 2001 as compared to two new restaurants in 2000.

Impairment of long-lived assets

     Impairment charges for fiscal year 2001 were $14,782,000 as compared to $20,515,000 for fiscal 2000. During fiscal 2001, the Company recorded impairment charges on 33 of its restaurants to record such assets at their estimated fair value, less certain estimated selling costs. Included in this amount are the net book values of certain leasehold improvements and equipment relating to unexpired leases for eight restaurants totaling $3,184,000, which the Company has rejected, in accordance with the provisions of the Bankruptcy Code and $494,000 of impaired charges on three restaurants which were sold in May 2001. During the year ended December 31, 2000, the Company recorded impairment charges on 24 of its restaurants.

Loss on loan guaranty

     Loss on loan guaranty in fiscal 2001 was $0 as compared to $633,000 for the comparable period in the prior year. During the first quarter of 2000, the Company recorded a loss on loan guaranty of $633,000 in connection with a loan to G. Arthur Seelbinder, the former Chairman of the Board. The loan matured in March 2000 and as a result the Company recorded an additional loss on the guaranty of approximately $633,000. No such losses occurred in fiscal 2001.

Severance charges

     Severance charges in fiscal 2001 and fiscal 2000 were $0 and $347,000, respectively. The 2000 charges represent an accrual for the severance agreement reached between the Company and its former Senior Vice President-Operations in the fourth quarter of fiscal 2000. The amounts granted to the former Senior Vice President in conjunction with this agreement represent amounts to be paid for past services rendered to the Company, and therefore the Company accrued for the full amount of the severance package during the fourth quarter of fiscal 2000.

Severance recovery

     Severance recovery for fiscal 2001 was $0 as compared to $907,000 for fiscal 2000. During the third quarter of fiscal 1999, the Company recorded severance charges of $1,300,000. These charges represented an accrual for the severance agreement reached between the Company and its former Chairman and Chief Executive Officer, G. Arthur Seelbinder. The amounts were for past services rendered to the Company, and therefore the Company accrued for the full amount of the severance package during the third quarter of fiscal 1999. Of the amount charged, $212,000 represented the write-off of certain amounts owed to the Company by Mr. Seelbinder and $1,088,000 represented payments to be received by Mr. Seelbinder in conjunction with his severance agreement.

     In March 2000, the Company was asked to honor its guaranty of Mr. Seelbinder’s loan as described above. On that date, the balance of the severance liability to Mr. Seelbinder was approximately $910,000. In accordance with the agreement with Mr. Seelbinder, a portion of this amount, less certain amounts representing federal withholding liabilities, was applied to the amounts owed by him to the Company as a result of the Company’s payment under the guaranty. Certain other amounts were forfeited but not applied to the amount due to the Company. As a result, approximately $910,000 in accrued severance liabilities was forfeited by Mr. Seelbinder, with a portion thereof applied to the guaranty amount.

Interest expense

     Interest expense in fiscal 2001 was $4,602,000 as compared to $10,670,000 in fiscal 2000. The decrease of $6,068,000 was primarily due to the cessation of the accrual of interest on the Company’s debentures and loan with CIT subsequent to the Company’s filing for bankruptcy protection on May 25, 2001, as well as the reversal of $2,443,000 of interest on the Company’s revolver and term debt in the fourth quarter of fiscal 2001 as a result of a determination that those obligations were no longer fully secured. This was slightly offset by interest on the financing obtained subsequent to the Petition Date.

Amortization of loan fees

     Amortization of loan fees was $328,000 in fiscal 2001 as compared to $1,736,000 in fiscal 2000. Due to the events discussed in Footnote 5 of the Company’s Consolidated Financial Statements, the Company’s maturity date on its debt agreements was accelerated in fiscal 2000. As a result of the shortened term of the debt, the Company accelerated its amortization of the remaining deferred financing costs to correspond with the new maturity date on the debt agreements. Accordingly, the majority of the remaining unamortized portion of the loan fees associated with the Company’s Term Debt, Revolver and Subordinated Debentures was expensed in fiscal 2000, with a portion thereof expensed in fiscal 2001 through the forbearance period ended March 31, 2001. Loan fees amortized in fiscal 2001 represented the remaining loan fees from the Company’s Term Debt, Revolver and Subordinated Debentures, and fees incurred on the Company’s $3,000,000 Debtor’s-in-Possession Loan entered into in fiscal 2001.

(Gain) loss on sale of property and equipment, net

     For fiscal 2001, the Company recorded a net gain of $512,000 which primarily includes a net gain of $396,000 on three properties held for sale which were sold in the fourth quarter of fiscal 2001.

     For fiscal 2000, the Company recorded a net loss on disposal of fixed assets of $354,000, the majority of which was recorded in the first quarter of 2000. $222,000 of the charge represented the book value of certain leasehold improvements and equipment related to the Company’s restaurant in Indianapolis, Indiana, a leased site. In late fiscal 1999, the site incurred certain structural damage in the kitchen. The Company closed the site, pending repair of the damage. In March 2000, the Company reached an agreement with the site’s landlord, wherein the landlord refunded the prior three months’ rent to the Company, the Company removed certain kitchen equipment, supplies, computer equipment and other furniture and fixtures, and the lease was terminated without any further liability or obligation to the Company. At the time of the agreement, the book value of the leasehold improvements and equipment was approximately $277,000. The Company removed items with a net book value of approximately $55,000 from the premises. Accordingly, the Company recorded a loss on disposal of $222,000 in March 2000. The Company received no proceeds for the items disposed.

Reorganization expenses

     During fiscal 2001, the Company incurred $3,417,000 to cover the estimated costs to exit certain leased and owned restaurants. Included in this amount is approximately $1,861,000 for claims allowed landlords of rejected leases under Section 502(b)(6) of the Bankruptcy Code. These claims are considered general unsecured claims in the Chapter 11 proceedings. The remaining charges primarily include estimated utilities, insurance and real estate taxes for owned locations as well as severance payments. In addition, during fiscal 2001 the Company incurred approximately $2,345,000 of expenses for outside professionals who are contracted to assist the Company in its reorganization efforts.

Benefit for income taxes

     The Company did not record a tax benefit in fiscal 2001, which was primarily due to the increase in the valuation allowance on the deferred tax assets. SFAS No. 109 requires that the deferred tax assets be reduced by a valuation allowance to the extent that it is more likely than not that the asset will be realized. During the fourth quarter of 2000, the Company established a valuation allowance to eliminate the deferred tax asset since it was more likely than not that the tax asset would not be realized.

2000 Compared with 1999

Sales

     Sales for fiscal 2000 decreased 4.1%, or $6,237,000, to $147,053,000 compared to sales of $153,290,000 for the year ended January 2, 2000 (“fiscal 1999”). The decrease in fiscal 2000 is due to a decrease in the number of guests at the restaurants, as well as restaurant closings, partially offset by new restaurant openings. The Company opened two new restaurants in fiscal 2000 in Pittsburgh, Pennsylvania and Nashville, Tennessee. Same store sales were down 4.7% in fiscal 2000. The average check in 2000 was $12.06 as compared to $11.76 in 1999.

Food and beverage

     The cost of food and beverage in fiscal 2000 was $42,925,000 as compared to $43,683,000 in fiscal 1999. The decrease of $758,000, or 1.7%, is primarily due to decreased sales in fiscal 2000 as compared to fiscal 1999. As a percent of sales, the cost of food and beverage was 29.2% in fiscal 2000, as compared to 28.5% in fiscal 1999. The increase in fiscal 2000 is due primarily to increased prices, menu changes, as well as an industry supply problem, which occurred when a major supplier filed for bankruptcy in the first half of the year. Disruptions in scheduled deliveries as a result of this supply problem necessitated certain purchases from other outside sources at less favorable prices.

Labor

     Labor costs in fiscal 2000 were $55,763,000 as compared to $54,279,000 in fiscal 1999. The increase of $1,484,000, or 2.7%, is primarily due to an increase in cook costs as a result of changes in food preparation due to the new menu, an increase in management and bonus costs and an increase in benefits and taxes. Crew labor increased $291,000 in fiscal 2000 as compared to fiscal 1999, and benefits/payroll taxes increased $1,066,000 in fiscal 2000 as compared to fiscal 1999. Labor costs as a percent of sales for fiscal 2000 were 37.9% as compared to 35.4% for fiscal 1999. The increase is due mainly to decreased same-store sales for the year as well as increased cook and manager costs, which remain relatively fixed at the individual restaurant level. Cook and manager costs in fiscal 2000 increased $646,000 as compared to fiscal 1999 due to higher salaries and increased bonus costs.

Restaurant operating expenses

     Restaurant operating expenses in fiscal 2000 were $30,528,000 as compared to $28,511,000 in fiscal 1999. The increase of $2,017,000 was primarily due to an increase in public relations and promotions costs of $1,050,000, smallwares of $154,000, repairs and maintenance costs of $281,000 and occupancy costs, including rent and property taxes and insurance, of $567,000. Restaurant operating expenses as a percent of sales in fiscal 2000 were 20.8% as compared to 18.6% in fiscal 1999. The increase in percentage terms is due mainly to decreased sales in the current period.

Restaurant depreciation

     Restaurant depreciation expense in fiscal 2000, was $6,024,000 as compared to $6,405,000 in fiscal 1999. The decrease of $381,000 is due to the closing of one restaurant in the first half of 2000. Additionally, depreciation expense on certain units decreased as a result of impairment charges recorded on those sites in the third and fourth quarter of fiscal fiscal 2000.

General and administrative expenses

     General and administrative expenses in fiscal 2000 were $9,561,000 as compared to $11,087,000 in fiscal 1999. The decrease of $1,526,000 is due primarily to decreases in salaries and bonuses of $685,000 and marketing costs of $563,000. General and administrative expenses, as a percent of sales in fiscal 2000 was 6.5% as compared to 7.2% in fiscal 1999.

Preoperational costs

     Preoperational costs in fiscal 2000 were $378,000 as compared to $646,000 in fiscal 1999. The decrease of $268,000 is due entirely to the decrease in the number of store openings in fiscal 2000 as compared to fiscal 1999. The Company opened two new restaurants in fiscal 2000 as compared to five opened in fiscal 1999.

Impairment of long-lived assets

     Impairment charges in fiscal 2000 were $20,515,000 as compared to $3,058,000 in fiscal 1999. During the year ended December 31, 2000, the Company recorded impairment charges on 24 of its restaurants. Of these 24 restaurants, 20 sites were held for sale as of December 31, 2000. Due to the current situation regarding the Company’s Term Debt, the Company determined that the most prudent action would be to sell these properties and use the proceeds to pay down portions of the Term Debt. The Company wrote the properties down to fair value, less certain selling costs, and reclassified these sites to assets held for sale in its December 31, 2000 balance sheet.

Loss on loan guaranty

     During fiscal 2000, the Company recorded a loss on loan guaranty of $633,000, all of which was recorded during the first quarter of fiscal 2000, as compared to a loss of $2,454,000 for fiscal 1999. In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder, the former Chairman of the Board and a former Director, and his wife. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the “Bank”). The loan was secured by 323,000 common shares owned by Mr. Seelbinder and a cash deposit from the Company of approximately $3,000,000. The term of the loan and the guaranty were extended until March 1, 2000, at which time the loan matured. As of March 1, 2000 the balance of the loan was $3,753,000. On March 8, 2000, the Bank sold Mr. Seelbinder’s stock for $666,000 in a private transaction, and applied this amount to the loan. The remaining balance of the loan of $3,087,000 was funded by the Company as a result of its guaranty. Accordingly, the Company recorded an additional loss on the guaranty of approximately $633,000, the difference between the amount due the Bank, and the $2,454,000 reserve previously recorded.

     On November 16, 2000, the Company entered into an agreement with Mr. Seelbinder, which stipulates and defines certain repayment terms for $2,737,000 due to the Company in conjunction with the loan guaranty. The agreement simultaneously terminates the existing severance agreement and the vested and unvested stock options held by Mr. Seelbinder. In addition to the termination of the severance agreement, Mr. Seelbinder agreed to resign from the Company’s Board of Directors.

Severance charges and recovery

     Severance charges in fiscal 2000 and fiscal 1999 were $347,000 and $1,300,000, respectively. The fiscal 2000 charges represent an accrual for the severance agreement reached between the Company and its former Senior Vice President-Operations in the fourth quarter. The amounts granted to the former Senior Vice President in conjunction with this agreement represent amounts to be paid for past services rendered to the Company, and therefore the Company accrued for the full amount of the severance package during the fourth quarter of fiscal 2000. The fiscal 1999 charges represent the value of the severance agreement reached between the Company and its former Chairman and Chief Executive Officer, G. Arthur Seelbinder. Of this amount, $212,000 represents the write-off of certain amounts owed to the Company by Mr. Seelbinder, and $1,088,000 represents an accrual for amounts to be received by Mr. Seelbinder over the duration of the agreements in consideration for past services rendered to the Company by Mr. Seelbinder.

     On March 8, 2000, the Company was called upon by the Bank to honor its guaranty of Mr. Seelbinder’s loan as described in Note 8 to the consolidated financial statements. On that date, the balance of the severance liability to Mr. Seelbinder was approximately $910,000. In accordance with the agreement with Mr. Seelbinder, a portion of this amount, less certain amounts representing federal withholding liabilities, was applied to the amounts owed by him to the Company as a result of the Company’s payment under the guaranty. Certain other amounts were forfeited but not applied to the amount due to the Company. As a result, approximately $910,000 in accrued severance liabilities was forfeited by Mr. Seelbinder, with a portion thereof applied to the guaranty amount. For the year ended December 31, 2000, the Company recorded a gain on severance recovery of $907,000, all but $97,000 of which was recorded during the first quarter of fiscal 2000.

Interest expense

     Interest expense in fiscal 2000 was $10,670,000 as compared to $6,828,000 in fiscal 1999. The increase of $3,842,000 is due to the additional accrued interest, including $555,000 in penalty interest, $206,000 in regular late fees, and $2,360,000 accelerated late fees in conjunction the status of the Company’s Term Loan. See Liquidity and Capital Resources.

Loss on disposal of fixed assets

     In the year ended December 31, 2000, the Company recorded a loss on disposal of fixed assets of $354,000, the majority of which was recorded in the first quarter of fiscal 2000. $222,000 of the charge represented the book value of certain leasehold improvements and equipment related to the Company’s restaurant in Indianapolis, Indiana, a leased site. In late fiscal 1999, the site incurred certain structural damage in the kitchen. The Company closed the site, pending repair of the damage. In March 2000, the Company reached an agreement with the site’s landlord, wherein the landlord refunded the prior three months’ rent to the Company, the Company removed certain kitchen equipment, supplies, computer equipment and other furniture and fixtures, and the lease was terminated without any further liability or obligation to the Company. At the time of the agreement, the book value of the leasehold improvements and equipment was approximately $277,000. The Company removed items with a net book value of approximately $55,000 from the premises. Accordingly, the Company recorded a loss on disposal of $222,000 in March 2000. The Company received no proceeds for the items disposed.

Benefit for income taxes

     The benefit for income taxes for fiscal 2000 and fiscal 1999, as a percentage of loss before taxes, was (6.3%) and (35.0%), respectively. The change in the effective tax rate in the current year is primarily due to the increase in the valuation allowance on the deferred tax assets. SFAS No. 109 requires that the deferred tax assets be reduced by a valuation allowance to the extent that it is “more likely than not” that the asset will be realized. During the fourth quarter of fiscal 2000, the Company established a valuation allowance to eliminate the deferred tax asset since it was more likely than not that the tax asset would not be realized.

Liquidity and Capital Resources

     The Company’s principal capital requirements are for working capital and improvements to existing restaurants. Prior to its filing for Bankruptcy protection, the majority of the Company’s financing for operations and working capital was provided by internally generated cash flows from operations and amounts available under the Revolver (defined below).

     On May 25, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code (“Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division. The Company is seeking relief in order to restructure its debt and to reorganize its operations due to a decrease in liquidity and the reluctance of the holders of its long- term debt (the “Banks”) to extend the forbearance. Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company’s liabilities as of the Petition Date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. However, the Bankruptcy Court has approved payment of certain pre-petition liabilities such as employee wages and benefits. The Bankruptcy Court has also approved the retention of legal and financial professionals. As a result, the Company has engaged special counsel and reorganization consultants to assist the Company in its operations plans. The Company is also taking measures that are intended to increase sales and improve cash flows from operations. The Company is in possession of its properties and assets and continues to manage its business as debtor-in-possession subject to the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court approval, to assume or reject any pre-petition executory contracts and unexpired leases.

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

     The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the Company’s bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (i) as to assets, their realizable value on a liquidation or sale basis or their availability to satisfy liabilities, (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company or (iv) as to operations, the effect of any changes that may be made in its business.

     The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to successfully reorganize.

     As of December 30, 2001, the Company had not filed a reorganization plan with the Bankruptcy Court. If management is unable to implement a successful plan, the lenders, subject to the Bankruptcy Court approval, could foreclose on the collateral assets, which would have a material adverse effect on the Company’s financial condition, results of operations and liquidity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During 1998, the Company entered into a new term loan agreement with NationsBank of Tennessee and First Union National Bank (the “Term Loan”) and a term loan with the CIT/Equipment Financing Group, Inc. (“CIT”) (collectively, the “Lenders”) in conjunction with its repurchase of common stock pursuant to the Tender Offer (the “Offer”) which was completed on October 5, 1998. The Company borrowed $70,500,000 under the two term loan agreements with the Lenders, and established a $10,000,000 Revolving Line of Credit (the “Revolver”) with NationsBank of Tennessee. Pursuant to certain renegotiations of the Company’s debt terms in December 1999, the amount available under the Revolver was extended to $13,500,000. No other financial terms of the original agreements with the lenders were changed as a result of the negotiations. Of the $70,500,000 in term loans, $30,000,000 was with NationsBank of Tennessee, $22,500,000 was with First Union National Bank, and $18,000,000 was with the CIT/Equipment Financing Group, Inc. As of December 30, 2001, the Company had borrowed $13,244,000 against the Revolver and the outstanding balance of the Term Loan and loan with CIT was approximately $58,888,000.

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

     Since the quarter ended October 1, 2000, the Company has not been in compliance with certain covenants pertaining to its debt with Bank of America, N.A. (as successor to NationsBank) and First Union National Bank (collectively, the “Term Lenders”). Based on such non-compliance, the Term Lenders were entitled, at their discretion, to exercise certain remedies including acceleration of repayment. In addition to not being in compliance with certain covenants, the Company did not make its full (interest and principal) payment due on July 3, 2000.

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

     Since the quarter ended October 1, 2000, the Company also has not been in compliance with certain covenants pertaining to its term debt with CIT. Based on such non-compliance with certain covenants, CIT was entitled, at their discretion, to exercise certain remedies including acceleration of repayment. The Company has not received a waiver from CIT to cure the non-compliance.

     Additionally, Bank of America, N.A., as the agent for holders of its senior credit facility, notified the trustee under its 6 3/4 % Convertible Subordinated Debentures, that the Company was in default under its senior credit facility and that no payments could be made by the Company, or received by the trustee, with respect to the 6 3/4 % Convertible Subordinated Debentures. Such notification was within their rights as the agent for holders of the Company’s senior credit facility. This notice blocked the Company’s ability to pay the scheduled interest payments under the debentures as well as any payments of principal, any redemption payments or change of control purchase payments. The failure to make these payments, as required, and the existence of a default under the senior credit facility, constitutes a default under the terms of the 6 3/4 % Convertible Subordinated Debentures and certain other of the Company’s credit arrangements.

     In January 2001, the Company sold the 32,000 square foot office building in West Palm Beach, Florida, where its executive offices were located, to an unrelated third party. The Company then entered into a three-year term leaseback agreement for the West Palm Beach Corporate Office. The lease term ran through May 2003. In November 2001, the Company moved its corporate headquarters and certain personnel to Nashville, Tennessee. The lease on the West Palm Beach headquarters was rejected by the Company in January 2002. In the first quarter of 2001, properties in Boardman, Ohio and Florence, Kentucky were sold to unrelated third parties. Further, the Company closed two restaurants, one in Evansville, Indiana and one in West Palm Beach, Florida in the first quarter of fiscal 2001.

     On May 22, 2001, the Company sold its properties at Grand Rapids and Troy, Michigan for $1,400,000 and $1,500,000 respectively, and its property in Palm Harbor, Florida for $1,700,000 to an unrelated party. The Company then entered into leaseback agreements for both Grand Rapids and Troy. The Grand Rapids and Troy properties were part of the Term Loan’s collateral and as such, Bank of America received 70% of the net proceeds which was applied mostly to interest and penalty with the sum of $817,000 applied to principal. The proceeds from the sale of Palm Harbor were used to acquire the property in Cool Springs, Tennessee that the Company was operating under a lease.

     During the fourth quarter of fiscal 2001, the Company sold two restaurants in Melbourne, Florida, and Boynton Beach, Florida. The Melbourne location was sold for approximately $1,498,000 and the Boynton Beach location was sold for approximately $1,856,000. The proceeds from these sales were used for the Company’s working capital requirements. Additionally, the Company sold excess land related to its Fairfax, Virginia restaurant for approximately $138,000. The proceeds were also used for working capital requirements. Further, in conjunction with the closed restaurant in Evansville, Indiana, the Company sub-leased the property to a third party and received proceeds of approximately $691,000 for the related equipment in the restaurant. As some of this equipment was pledged as collateral in conjunction with the equipment financing with CIT, the Company placed $250,000 into a restricted escrow account.

     During the second quarter of fiscal 2001, the Company closed 14 of its restaurants and reported them as assets held for sale. During the third quarter of fiscal 2001, the Company closed 7 of its restaurants and reclassed them as assets held for sale. During the fourth quarter of fiscal 2001, the Company closed one additional restaurant and reclassified it as land held for sale. These properties are carried at the lesser of net book value or fair market value less selling costs. It is management’s intention to sell these properties and to use part or all of the proceeds to repay the Term Loan.

     To offset the shortfall in working capital resulting from the net reduction in cash flows from the closing of restaurants and restrictions as a result of its Chapter 11 petition, the Company obtained Debtor-in-Possession financing of $1,000,000 from a stockholder of the Company in the second quarter of fiscal 2001 which was subsequently repaid on August 30, 2001 from the proceeds of a $3,000,000 loan obtained from a third party at an interest rate of 15%. The loan, which is secured by three parcels of real property, matures on September 1, 2003.

     The Company does not intend to open any new restaurants in fiscal 2002. Total cash expenditures for restaurant improvements are projected to be approximately $1,000,000 for fiscal 2002.

     In addition to the sale of certain assets, in July 2001, the Company received an income tax refund of $1,500,000, which was used to finance its working capital.

     In fiscal 2001, the Company completed the process of implementing a new regional menu in all of its locations. The menu features new recipes, new presentations and larger portions, as well as new items. The Company believes that the changes to the menu, as well as the focus on guest service, will have the impact of increasing sales and operating margins, as well as operating cash flows.

     There can be no assurance that the steps the Company is taking to increase sales from the remaining restaurants will have the desired effect. Nor can there be any assurance that the Company’s efforts to sell closed store properties, restructure its debt and reorganize its operations through the bankruptcy court will be successful. In such event, the Company may experience negative cash flows in the future.

     The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. If management’s plans described above are not successful, subject to the bankruptcy court approval, the lenders could exercise their right to foreclose on the collateral assets, which would have a material adverse effect on the Company’s financial condition, results of operations and liquidity. These conditions may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. We do not believe that the 2002 adoption of SFAS No. 142 will have a material impact on our consolidated financial position, results of operations or cash flows.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for Impairment of Long-Lived and for Long-Lived Assets to be Disposed Of. This Statement develops one accounting model for long-lived assets to be disposed of by sale and requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This Statement also modifies the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from ongoing operations in a disposal transaction. The Statement is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of this Statement will have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk Management

     Through the Petition Date on May 25, 2001, the Company had a significant amount of indebtedness, which accrued interest at fixed and variable rates. As of December 30, 2001, the aggregate amount of our outstanding indebtedness was $87,679,000, of which $59,641,000 accrued interest at variable rates and $28,038,000 accrued interest at fixed rates. The interest rate of the variable rate indebtedness fluctuated with changes in the LIBOR rate applicable under the terms of our Term Loan or Revolver. A change in the LIBOR rate under these agreements would have affected the interest rate at which indebtedness outstanding accrued. In connection with the Company’s bankruptcy proceedings and plan of reorganization, the above obligations have been classified as subject to compromise and the Company has ceased the accrual of interest. The Company is currently in negotiations with certain of its creditors to finalize the terms of the plan of reorganization and restructure its debt, the terms of which have not yet been finalized. Prior to May 25, 2001, interest rate exposure was measured using interest rate sensitivity analysis to determine the effect on the Company’s derivative and other variable rate financial instruments in the event of hypothetical changes in interest rates. Such hypothetical changes reflect management’s best estimate of reasonable possible, near-term changes. A hypothetical change in the Company’s interest rate on the variable rate debt would have impacted interest expense for fiscal 2000 by approximately $579,000.

Item 8. Financial Statements and Supplementary Data.

     The financial statements of the Company and the related notes are set forth at pages F-1 through F-23 attached hereto.

     The supplementary data of the Company is contained in note 14 of the notes to the financial statements set forth at page F-23 attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 10. Directors and Executive Officers of the Company.

     The Registrant’s board of directors currently consists of seven persons. The ages listed are as of February 28, 2002. Information regarding the Company’s executive officers is set forth in PART I of this report at “Supplemental Item. Executive Officers of the Company.”

Directors Whose Terms Continue Until the 2002 Annual Meeting:

Henry R. Hillenmeyer	58	Mr. Hillenmeyer has been Chairman of the Board and our Chief Executive Officer since August of 1999, and has served as one of our directors since 1994. Prior to joining us, Mr. Hillenmeyer also served as a director of Southern Hospitality Corporation, a Wendy’s franchise operator based in Nashville, Tennessee. He has held a number of titles with Southern Hospitality Corporation, but most recently was its Chairman, President and director until the company was sold in 1994. Southern Hospitality Corporation was created by the merger in 1980 of Wendy’s of Nashville, Inc. into Ireland’s Restaurants, Inc. In 1986, Southern Hospitality Corporation sold its three full service restaurant concepts, including the Cooker, to a group including Glenn Cockburn, a former Senior Vice President of our company and Arthur Seelbinder, a director of Southern Hospitality and former CEO of our company. Mr. Hillenmeyer is a former Chairman of the Board of Junior Achievement of Middle Tennessee, Inc. He earned a B.A. degree in Economics from Yale University.

D. Shannon LeRoy	46	Mr. LeRoy was elected a director of Cooker in January 2000. Mr. LeRoy is President of Equitas, L. P., a mezzanine fund located in Nashville, Tennessee. From 1988 to 1994 Mr. LeRoy served as Senior Vice President and Commercial Banking Executive with First Union National Bank of Tennessee, where he was responsible for commercial banking activities. He is a Director of HLM Design, Inc., a Charlotte, NC architectural and engineering firm and Power Designs, Inc., a power supply business in Danbury, CT. Mr. LeRoy received his B. A. degree from the University of North Carolina at Chapel Hill.

Directors Whose Terms Continue Until the 2003 Annual Meeting:

David T. Kollat	63	Mr. Kollat has been one of our directors since 1988 and is Chairman of the Board of 22 Inc., a company specializing in research and consulting for retailers and consumer goods manufacturers. He is a director of Consolidated Stores, Inc., The Limited, Inc., Wolverine Worldwide, Inc., Cheryl & Co., Inc., SBC Advertising, Christy & Associates, Select Comfort, Children’s Hospital Foundation, AEI Music Network and Starpower, Inc. He earned his Doctor of Business Administration degree at Indiana University, and was a Professor of Marketing in the College of Administrative Sciences of The Ohio State University from 1965 to 1972. He was Executive Vice President and Director of Research at Management Horizons from 1972 to 1976. From 1976 to 1987 he served as Executive Vice President - Marketing for the Limited Stores, then the holding company, Limited Inc., and finally as President of Victoria’s Secret Catalog.

Harvey M. Palash	68	Mr. Palash has been one of our directors since January 1997. He has been a director of the National Hot Rod Association since 1979 and has served as Vice Chairman since 1986. In June 2000, he became Vice Chairman Emeritus when he retired from active service on the NHRA Board. He also served as a director of Southern Hospitality Corporation, a Wendy’s franchise operator based in Nashville, Tennessee, from 1988 to 1994. He has been a consultant for Hubbard Broadcasting since January 1990. He was a consultant for the Nashville Network from 1990 to 1992. In 1985, he founded Diamond P Video, Inc. and served as its Chief Executive Officer until he sold the company in January 1990. In 1980, he founded Diamond P Sports., Inc. and served as Chief Executive Officer until he sold the company in January 1990. He has a J. D. degree from the Loyola Law School. He received his license to practice law in California in 1966.

Daniel A. Clay	43	Mr. Clay has been a director of our company since January 2001. He is the Executive Vice President and Chief Operating Officer of Cooker Restaurant Corporation. Mr. Clay most recently was a Partner, President and Chief Operating Officer of Catawba’s Tex-Mex Restaurants. Prior to that, he was with Houston’s Restaurants for 15 years, rising from General Manager to Regional Manager to Vice President of Operations. Mr. Clay was with S&A Restaurant Corporation for 7 years prior to his employment with Houston’s. Dan received his degree in Business Administration from the University of Missouri in 1980.

Directors Whose Terms Continue Until the 2004 Annual Meeting:

Robin V. Holderman	50	Mr. Holderman has been one of our directors since 1986. Mr. Holderman has been the Vice President and General Manager for Opus North Corporation, a commercial real estate development company, since July 1998. Mr. Holderman was an Executive Vice President of Corporate Development of Karrington Health, Inc., an assisted living facilities operating and development company, from November of 1996 to July 1998. He served as President of Ruscilli Development Co., Ltd., a real estate development company, from May 1995 to November 1996. He served as Manager of Industrial Development of Duke Realty Investments, Inc., a real estate development company, from April 1994 to May 1995, and prior thereto was founder and President of Conquest Corporation, a commercial and industrial real estate development company located in Columbus, Ohio. From 1990 through 1992, he was the Director of Development for the Columbus office of the Miller-Valentine Group, a Dayton, Ohio-based commercial real estate developer and design/build contractor.

Brad Saltz	45	Mr. Saltz was elected a director of Cooker in January 2000. He has lead the Hospitality Services Group at Saltz, Shamis & Goldfarb, an accounting, consulting and financial services firm, since 1996. In his capacity with Saltz, Shamis & Goldfarb, Mr. Saltz focuses on all aspects of the restaurant and hospitality industries and assists hundreds of restaurants nationwide. Prior to 1996, Mr. Saltz was Vice President and Chief Financial Officer for Houston’s Restaurants for 11 years. From 1979 - 1984, Mr. Saltz was with Touche Ross & Co., (now Deloitte & Touche LLP), Atlanta, GA in the Audit and Tax Departments. Mr. Saltz received degrees from Miami University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Our directors and executive officers, and certain persons or entities who own more than five percent of the common stock, must file reports with the Securities and Exchange Commission indicating the number of shares of our common stock they beneficially own and any changes in their beneficial ownership. Copies of these reports must be provided to us. Based on our review of these reports and written representations from the persons required to file them, we believe each of our directors and executive officers timely filed all the required reports during fiscal year ended December 30, 2001.

Item 11. Executive Compensation.

     The following table sets forth the annual and long-term compensation paid by the Company for services performed on its behalf for the last three completed fiscal years (i.e., the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000), with respect to those persons who were, as of December 30, 2001, our Chief Executive Officer and the only other executive officer who earned compensation greater than $100,000 and one individual for whom disclosures would have been provided but for the fact that the individual was not serving as executive officers as of December 30, 2001 (the “Named Executive Officers.”)

SUMMARY COMPENSATION TABLE

			Annual Compensation			Long-Term Compensation

						Awards	Payouts

					Other	Securities		All Other
					Annual	Underlying	LTIP	Compen-
Name and					Compen-	Options/	Payouts	sation
Principal Position	Year		Salary	Bonus	sation ($)	SARs (#)	$	($)

Henry R. Hillenmeyer	2001		$235,500	$—	$—	—	$—	$—
Chairman of the Board	2000		226,000	—	—	62,500	—	—
Chief Executive Officer	1999	(a)	78,231	250,000	—	299,300	—	—
Daniel A. Clay	2001		259,875	—	41,440 (d)	—	—	—
Executive Vice President-	2000	(b)	9,902	—	—	150,000	—	—
Chief Operating Officer	1999		—	—	—	—	—	—
Mark W. Mikosz	2001	(c)	173,679	11,435	—	—
Vice President-Chief	2000		159,286	—	—	37,000	—	—
Financial Officer	1999		150,615	85,000	—	5,100	—	—

(a)	Hired as Chairman of the Board and Chief Executive Officer on August 19, 1999.

(b)	Hired as Executive Vice President — Chief Operating Officer on December 1, 2000.

(c)	Resigned as Vice President — Chief Financial Officer on December 31, 2001.

(d)	Reflects taxable portion of moving allowance.

     The following table sets forth, as of February 28, 2002, the number of stock options and the value of unexercised stock options held by the Named Executive Officers and the exercises of stock options during the year ended December 30, 2001 by the Named Executive Officers.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END STOCK OPTION VALUES

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money Options
	Shares acquired	Value	Options at Fiscal Year-End	at Fiscal Year-End
Name	on Exercise	Realized	(Exercisable/Unexercisable)	(Exercisable/Unexercisable)

Henry R. Hillenmeyer	—	—	41,250	$0/0
Daniel A. Clay	—	—	112,50	$0/0
Mark W. Mikosz	—	—	—	—

EMPLOYMENT AGREEMENT AND CHANGE IN CONTROL ARRANGEMENTS

Employment Agreement

     On August 19, 1999, the Company entered into an employment agreement with Henry R. Hillenmeyer as Chairman of the Board and Chief Executive Officer, which provides for an annualized salary of $226,000. Pursuant to the employment agreement, Mr. Hillenmeyer was entitled to a bonus in accordance with the executive bonus plan based upon an annualized bonus percentage amount of 175% for the remainder of fiscal year 1999. No bonus was paid based on our performance in the second half of 1999. In addition, Mr. Hillenmeyer received a signing bonus of $250,000 and a grant of 299,300 non-qualified stock options. The exercise price of these options was $4.44. These options vested at the rate of 8,313 shares per month for 35 months and 8,345 shares in the 36th month. The options expired on August 19, 2009. On May 14, 2001, all of these options were exchanged for shares of restricted stock in the Company. The term of the employment agreement continues until terminated by either Mr. Hillenmeyer or Cooker, with or without cause; provided, however, that if either party terminates the employment agreement without cause, a 30-day written notice is required.

Change in Control Arrangements

     The Compensation Committee has authorized the Company to enter into contingent employment agreements with the Chairman of the Board, President, Vice Presidents, Secretaries or Treasurers of Cooker. These employment agreements will be effective only after a change in control of Cooker has occurred. A change in control includes (a) the acquisition of 20 percent or more of the Company’s common stock without the prior approval of the board of directors, (b) a majority of the directors elected at any meeting of shareholders being persons who are not nominated by the then current board of directors, or (c) any merger, consolidation or transfer of substantially all of the Company’s assets without approval by the board of directors. Furthermore, these agreements become effective only if the Company had a 10 percent return on assets and 15 percent earnings per share growth during the year preceding the year during which a change in control occurred. If a change in control occurs and the Company has met the profitability and growth targets set forth in the agreements, the employees who were party to the agreements will be employed by the Company for at least five years after the change in control with authority, responsibility and compensation not less than they had before the change in control. The agreements provide that, while the employees are employed by the Company after a change in control, they will not compete with the Company and will protect its confidential information and intellectual property. If an employee’s employment is terminated by the Company without cause (defined for this purpose to include willful failure to perform material employment obligations, acts of deliberate dishonesty involving the business of Cooker or conviction of a felony involving the business of Cooker, as determined by the board of directors after notice, opportunity to cure and a hearing), or if the employee resigns because he has determined in good faith that his authority, responsibility or compensation has been diminished, the Company must pay a severance payment equal to the maximum amount payable under Section 280G of the Code, which is generally three times the employee’s average compensation over the previous five years. Under the agreements, the Company must bear all costs and legal fees associated with the agreement’s enforcement by the employee and indemnify the employee against all claims by third parties or the Company unless the employee has been determined to be liable to the Company in a derivative action and a court refuses to grant him indemnification. The agreements may be canceled by the board of directors at any time before a change in control has occurred. To date, the Company has only entered into a contingent employment agreement with Glenn W. Cockburn, who resigned as an executive officer of the Company effective November 30, 2000.

     The Company’s stock option plans and certain option agreements issued outside the plans contain provisions providing that each option will become immediately exercisable as to 100 percent of the common stock subject to such option upon any change in control of Cooker. A change in control is defined in most cases to include (a) the acquisition of 20 percent (or in some cases 25 percent) or more of our common stock without the prior approval of the board of directors, (b) a majority of the directors elected in any annual meeting of shareholders being persons who are not nominated by our then current board of directors, or (c) in some cases, any merger, consolidation or transfer of substantially all of the Company’s assets without approval by the board of directors.

     On December 1, 2000, the Company entered into a Change of Control Severance Agreement with Daniel A. Clay as Director, Executive Vice President-Chief Operating Officer, which provides for payment of 50% of Mr. Clay’s average annual base salary plus bonuses in the previous two years, or such lesser period as he has been employed by Cooker. The severance payment is due in the event Mr. Clay’s employment is terminated by Cooker without Cause or Mr. Clay terminates his employment for Good Cause, as defined in the agreement, within one year of a Change in Control of Cooker. For this purpose, a Change in Control means (i) a person is or becomes beneficial owner of 25% or more of Cooker’s voting securities or (ii) individuals who were members of the board of Cooker immediately prior to a meeting of shareholders involving a contest for the election of directors do not constitute a majority of the board following such election.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The table below shows, as of February 28, 2002, the number of shares of common stock beneficially owned by:

•	each person who we know beneficially owns more than 5% of the common stock,

•	each director,

•	each executive officer included in the Summary Compensation Table, and

•	all executive officers and directors as a group.

	Number Of Shares
	Beneficially Owned	Percent Of Shares
Name And Address	(1)	Outstanding (2)

Henry R. Hillenmeyer (3)(4)(5)	293,757	4.4%
Daniel A. Clay (3)	66,672	1.0%
Harvey M. Palash (3)	171,200	2.6%
David T. Kollat (3)(4)	79,862	1.2%
Robin V. Holderman (3)(4)	38,893	0.8%
D. Shannon LeRoy (3)	36,750	0.5%
Brad Saltz (3)	22,500	0.3%
Joseph Umbach (6)	847,207	12.7%
Robert K. Zelle (7)	782,372	11.8%
Dimensional Fund Advisors, Inc. (8)	544,062	8.2%
Big Geyser, Inc. (9)	357,000	5.4%
Royce & Associates, Inc. (10)	356,794	5.4%
All executive officers and directors as a group (10 persons)	709,634	10.7%

*	Less than 1%.

(1)	The number of shares of common stock beneficially owned by each person or entity is determined under the rules of the Securities and Exchange Commission (“SEC”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares for which the person or entity has sole or shared voting power or investment power and also any shares of common stock which the individual has the right to acquire within 60 days after February 28, 2001, through the exercise of any stock option or other right. The inclusion of any shares of common stock deemed beneficially owned is not an admission of beneficial ownership of those shares. Unless otherwise indicated, the person or entity named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned.

(2)	The number of shares outstanding includes shares outstanding as of February 28, 2002 (6,491,429) plus any shares subject to options held by the person named that are exercisable within 60 days after March 31, 2002.

(3)	Includes shares subject to stock options outstanding and exercisable within 60 days after February 28, 2002: for Mr. Hillenmeyer — 13,750 shares; for Mr. Clay — 66,672 shares; for Mr. Palash — 21,000 shares; for Mr. Kollat — 7,500 shares; for Mr. Holderman — 7,500 shares; for Mr. LeRoy - 17,500 shares; and for Mr. Saltz — 17,500 shares.

(4)	Includes shares of restricted stock received in exchange for cancellation of options: for Mr. Hillenmeyer — 256,941 shares in exchange for 324,500 options; for Mr. Kollat — 32,062 shares in exchange for 68,202 options; for Mr. Holderman — 29,311 shares in exchange for 53,074 options.

(5)	Includes 1,314 shares owned of record by his spouse and children. Mr. Hillenmeyer disclaims any beneficial ownership of these shares.

(6)	Joseph Umbach’s address is 2525 Palmer, New Rochelle, New York 10801. A Schedule 13D filed by Mr. Umbach with the SEC on May 3, 2000, is the source of information concerning Mr. Umbach’s reporting in this table.

(7)	Robert K. Zelle’s address is 1209 Chickering Road, Nashville, Tennessee 37215. Mr. Zelle has sole voting and dispositive power as to 719,744 shares and shares voting and dispositive power as to 62,628 shares with his wife, Anne H. Zelle. A Schedule 13D filed by Mr. Zelle with the SEC on November 9, 2001, is the source of information concerning Mr. Zelle’s reporting in this table.

(8)	Dimensional Fund Advisors Inc.’s address is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. Dimensional Fund Advisors Inc. (“Dimensional”), a registered investment advisor, is deemed to have sole voting power with regard to 544,062 shares and sole investment power with regard to 544,062 shares as of December 31, 2000, all of which shares are owned by advisory clients of Dimensional, no one of which to the knowledge of Dimensional owns more than 5% of the common stock. Dimensional disclaims beneficial ownership of all such shares. A Schedule 13G filed by Dimensional with the SEC on February 12, 2002, is the source of information concerning Dimensional’s reporting in this table.

(9)	Big Geyser, Inc.’s address is 57-65 48th, Maspeth, New York 11378. Shares owned by Big Geyser, Inc., may be beneficially owned by Irving Hershkowitz, his wife Leona Hershkowitz, and their son Steven Hershkowitz, who are the majority owners and officers or employees of Big Geyser, Inc. A Schedule 13D jointly filed by Big Geyser, Inc., and the Hershkowitz family with the SEC on November 7, 2000, is the source of information concerning their reporting in this table.

(10)	Royce and Associates, Inc.’s (“Royce”) address is 1414 Avenue of the Americas, New York, NY 10019. Charles M. Royce may be deemed to be a controlling person of Royce and as such may be deemed to beneficially own these shares which are beneficially owned by Royce. Royce is deemed to have sole voting power with regard to 356,794 shares and sole investment power with regard to 356,794 shares. Mr. Royce disclaims beneficial ownership of the shares held by Royce. A Schedule 13G filed jointly by Royce and Mr. Royce with the SEC on February 2, 2000, is the source of information concerning Royce’s and Mr. Royce’s reporting in this table.

Item 13. Certain Relationships and Related Transactions.

     In 1994, the board of directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder, the former Chairman of the Board and a former Director, and his wife. In January 1997, the Board approved a refinancing of the loan with The Chase Manhattan Bank of New York (the “Bank”). The loan was secured by 323,007 common shares owned by Mr. Seelbinder and a cash deposit from us of approximately $3,000,000. The term of the loan and the guaranty were extended until March 1, 2000, at which time the loan matured. As of March 1, 2000 the balance of the loan was $3,753,397.

     On March 8, 2000, the Bank sold Mr. Seelbinder’s stock for $666,202 in a private transaction, and applied this amount to the loan. The remaining balance of the loan of $3,087,195 was funded by the Company as a result of its guaranty. In addition to any rights the Company has to collect from Mr. Seelbinder as the Bank’s successors, any amount due to Mr. Seelbinder under the settlement agreement entered into with him when he stepped down as Chairman and chief executive officer were paid to the Company and applied to the amounts it paid on account of the guaranty. The Company’s liability under the guaranty was provided for between its existing reserve and amounts offset against the settlement agreement.

     On November 16, 2000, the Company entered into an agreement with Mr. Seelbinder, which stipulates and defines certain repayment terms for amounts due to the Company in connection with the loan guaranty. The agreement simultaneously terminated the existing severance agreement between the Company and Mr. Seelbinder and terminated all of Mr. Seelbinder’s vested and unvested stock options. In addition to the termination of the severance agreement, Mr. Seelbinder resigned from the Company’s board of directors. Because of lack of payment under this agreement by Mr. Seelbinder, the Company initiated suit to recover such amounts on August 10, 2001.

     To offset the shortfall in working capital resulting from the net reduction in cash flows from the closing of restaurants and restrictions as a result of its Chapter 11 petition, the Company obtained Debtor-in-Possession financing of $1,000,000 from Robert K. Zelle, a stockholder of the Company, in the second quarter of fiscal 2001, which was subsequently repaid on August 30, 2001 from the proceeds of a $3,000,000 loan obtained from a third party at an interest rate of 15%.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    Documents filed as part of this Form 10-K.

(1)	Consolidated Financial Statements:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 30, 2001, and December 31, 2000

Consolidated Statements of Operations for the Fiscal Years Ended December 30, 2001, December 31, 2000 and January 2, 2000

Consolidated Statement of Changes in Shareholders’ Equity (Deficiency) for the Fiscal Years Ended December 30, 2001, December 31, 2000 and January 2, 2000

Consolidated Statement of Cash Flows for the Fiscal Years Ended December 30, 2001, December 31, 2000 and January 2, 2000

Notes to Consolidated Financial Statements for the Fiscal Years Ended December 30, 2001, December 31, 2000 and January 2, 2000

(3)	The following exhibits are filed as part of this Form 10-K. (3) Articles of Incorporation and By-Laws.

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 28.2 of Registrant’s quarterly report on Form 10-Q for the quarterly period ended March 29, 1992; Commission File Number 0-16806)

3.2	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 4.5 of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended April 1, 1990; Commission File No. 0-16806)

(4)	Instruments Defining the Rights of Security Holders.

4.1	See Articles FOURTH, FIFTH and SIXTH of the Amended and Restated Articles of Incorporation of the Company (see 3.1 above)

4.2	See Articles One, Four, Seven and Eight of the Amended and Restated Code of Regulations of the Company (see 3.2 above)

4.3	Rights Agreement, dated as of January 16, 2000, between the Company and First Union National Bank (incorporated by reference to Exhibit 2 of the Company’s Form 8-A filed with the Commission on January 12, 2000; Commission File No. 1-13044)

4.4	Letter dated October 29, 1992 from the Company to First Union National Bank of North Carolina (incorporated by reference to Exhibit 4.5 to the 1992 Form 10-K; Commission File No. 0-16806)

4.5	See Section 7.4 of the Amended and Restated Loan Agreement dated December 22, 1995 between Registrant and First Union National Bank of Tennessee. (see 10.4 below)

4.6	Indenture dated as of October 28, 1992 between Registrant and First Union National Bank of North Carolina, as Trustee (incorporated by reference to Exhibit 2.5 of Registrant’s Form 8-A filed with the Commission on November 10, 1992; Commission File Number 0-16806)

(10)	Material Contracts (*Management contract or compensatory plan or arrangement.)

10.1-10.3	Reserved.

10.4	Form of Employment Agreement and schedule of executed Agreements (incorporated by reference to Exhibit 10.6 of the 1995 Form 10-K; Commission File No. 0-16806).*

10.5	The Company’s 1992 Employee Stock Option Plan, Amended and Restated April 22, 1996, (incorporated by reference to Exhibit 10.7 to the June 1996 Form 10-Q, Commission File No. 0-16806).*

10.6	The Company’s 1992 Directors Stock Option Plan, as amended and restated. (incorporated by reference to Exhibit 10.9 to the 1996 Form 10-K; Commission File No. 0-13044).*

10.7	The Company’s 1996 Officers’ Stock Option Plan (incorporated by reference to Exhibit 10.10 of the 1995 Form 10-K; Commission File No. 0-16806). *

10.8	Loan Agreement dated September 24, 1998, between the Company and First Union National Bank and NationsBank of Tennessee, N.A., both national banking associations (incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998; Commission File No. 1-13044)

10.9	Loan Agreement dated September 24, 1998, between the Company and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998; Commission File No. 1-13044)

10.10	Loan Agreement with Mercury Capital Corporation, dated August 29, 2001, providing for debtor-in-possession financing (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001; Commission File No. 1-13044)

10.11	Cooker Restaurant Corporation 2001 Restricted Stock Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8, Commission File No. 333-58260)

10.12	Second Standstill Agreement dated April 19, 2001 between the Registrant and First Union National Bank and Bank of America, N.A. (formerly NationsBank of Tennessee, N.A), both national banking associations (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001; Commission File No. 1-13044)

10.13	Promissory Note with CGR Management Corporation and Southern Cooker Limited Partnership dated June 5, 2001, providing for debtor-in-possession financing (incorporated by reference to Exhibit 99.1 of the Registrant’s Report on Form 8-K filed June 15, 2001; Commission File No. 1-13044)

10.14	Open End Mortgage Deed with Robert K. Zelle dated June 5, 2001 (incorporated by reference to Exhibit 99.1 of the Registrant’s Report on Form 8-K filed June 15, 2001; Commission File No. 1-13044)

10.15	Future Advance Mortgage with Robert K. Zelle dated June 5, 2001 (incorporated by reference to Exhibit 99.1 of the Registrant’s Report on Form 8-K filed June 15, 2001; Commission File No. 1-13044)

(21)	Subsidiaries of Registrant.

21.1	Subsidiaries of Registrant.

(23)	Consents of Experts and Counsel.

23.1	Consent of Deloitte & Touche LLP

(24)	Powers of Attorney.

24.1	Powers of Attorney.

24.2	Certified resolution of the Company’s Board of Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2002

COOKER RESTAURANT CORPORATION (the “Registrant”)

	By:	/s/ Henry R. Hillenmeyer Henry R. Hillenmeyer Chairman of the Board, Chief Executive Officer and Director (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Henry R. Hillenmeyer Henry R. Hillenmeyer	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	April 15, 2002

/s/ Daniel A. Clay* Daniel A. Clay	Executive Vice President-Chief Operating Officer and Director	April 15, 2002

/s/ David J. McDaniel* David J. McDaniel	Vice President (principal financial and accounting officer)	April 15, 2002

/s/ Robin V. Holderman* Robin V. Holderman	Director	April 15, 2002

/s/ David T. Kollat* David T. Kollat	Director	April 15, 2002

/s/ D. Shannon LeRoy* D. Shannon LeRoy	Director	April 15, 2002

/s/ Harvey Palash* Harvey Palash	Director	April 15, 2002

/s/ Brad Saltz* Brad Saltz	Director	April 15, 2002

*By: /s/ Henry R. Hillenmeyer Henry R. Hillenmeyer Attorney-in-Fact		April 15, 2002

COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Cooker Restaurant Corporation
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of Cooker Restaurant Corporation and subsidiaries (Debtors-in-Possession) as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for each of the three fiscal years in the period ended December 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cooker Restaurant Corporation and subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company’s recurring losses from operations and shareholders’ capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/Deloitte & Touche LLP

Nashville, Tennessee
April 1, 2002

COOKER RESTAURANT CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)
Consolidated Balance Sheets
(In thousands, except share data)

	December 30,	December 31,
	2001	2000

ASSETS
Current Assets:
Cash and cash equivalents	$3,554	$1,602
Restricted cash	4,914	—
Inventory	730	1,365
Assets held for sale	20,735	31,178
Prepaid expenses and other current assets	657	1,687
Income tax receivable	—	1,888

Total current assets	30,590	37,720
Property and equipment, net	65,191	82,127
Other assets, net	1,837	1,091

Total assets	$97,618	$120,938

LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$86,339
Accounts payable	874	2,628
Accrued liabilities	6,203	14,763
Capital lease obligation, current	4	98

Total current liabilities	7,081	103,828
Long-term debt	3,000	—
Long-term capital lease obligation	2,894	—
Other liabilities	1,155	1,452
Accounts payable subject to compromise	6,159	—
Accrued liabilities subject to compromise	6,740	—
Long-term debt subject to compromise	72,132	—
Convertible debentures subject to compromise	12547	—

Total liabilities	111,708	105,280

Commitments and contingencies (Note 11)
Shareholders’ (deficiency) equity:
Common shares-without par value: authorized 30,000,000 shares; issued 10,548,000 and 10,548,000 at December 30, 2001 and December 31, 2000, respectively	57,398	62,211
(Accumulated deficit) retained earnings	(27,968)	1,876
Deferred compensation	(357)	—
Treasury stock, at cost, 4,066,000 and 4,562,000 shares at December 30, 2001 and December 31, 2000, respectively	(43,163)	(48,429)

Total shareholders’ (deficiency) equity	(14,090)	15,658

Total liabilities and shareholders’ (deficiency) equity	$97,618	$120,938

See accompanying notes to consolidated financial statements

COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
Consolidated Statements of Operations
(In thousands, except per share data)

	December 30,	December 31,	January 2,
	2001	2000	2000

Sales	$112,930	$147,053	$153,290

Cost of Sales:
Food and beverage	34,270	42,925	43,683
Labor	45,457	55,763	54,279
Restaurant operating expenses	25,443	30,528	28,511
Restaurant depreciation	3,468	6,024	6,405
General and administrative	9,179	9,561	11,087
Preoperational costs	—	378	646
Impairment of long-lived assets	14,782	20,515	3,058
Loss on loan guaranty	—	633	2,454
Severance charges	—	347	1,300
Severance recovery	—	(907)	—
Interest expense (contractual interest $8,828 for the year ended December 30, 2001)	4,602	10,670	6,828
Amortization of loan fees	328	1,736	175
(Gain) loss on sale of property	(512)	354	4
Interest and other income, net	(5)	(373)	(106)

	137,012	178,154	158,324

Reorganization expenses:
Closed store expenses	3,417	—	—
Professional fees	2,345	—	—

	(29,844)	(31,101)	(5,034)
Loss before benefit for income taxes
Benefit for income taxes	—	(1,970)	(1,760)

Net loss	$(29,844)	$(29,131)	$(3,274)

Basic loss per common share:
Net loss	$(4.97)	$(4.87)	$(0.54)

Diluted loss per common share:
Net loss	$(4.97)	$(4.87)	$(0.54)

See accompanying notes to consolidated financial statements

COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)
(In thousands, except per share data)

	Common Shares			Treasury Stock
			Accumulated			Deferred
	Shares	Amounts	Deficit	Shares	Amounts	Compensation	Total

Balance, January 3, 1999	10,548	$62,460	$34,895	(4,371)	$(47,203)	$—	$50,152
Shares repurchased	—	—	—	(233)	(1,670)	—	(1,670)
Issuance of common shares under stock option plans	—	(249)	—	42	444	—	195
Dividends paid — $.10 per share	—	—	(614)	—	—	—	(614)
Net loss	—	—	(3,274)	—	—	—	(3,274)

Balance, January 2, 2000	10,548	62,211	31,007	(4,562)	(48,429)	—	44,789
Net loss	—	—	(29,131)	—	—	—	(29,131)

Balance, December 31, 2000	10,548	62,211	1,876	(4,562)	(48,429)	—	15,658
Issuance of common shares
under 401(k) plan	—	(223)	—	23	247	—	24
Issuance of common shares under restricted stock plan	—	(4,590)	—	473	5,019	(429)	—
Amortization of deferred compensation	—	—	—	—	—	72	72
Net loss	—	—	(29,844)	—	—	—	(29,844)

Balance, December 30, 2001	10,548	$57,398	$(27,968)	(4,066)	$(43,163)	$(357)	$(14,090)

See accompanying notes to consolidated financial statements

COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
Consolidated Statements of Cash Flows
(In thousands)

	December 30,	December 31,	January 2,
	2001	2000	2000

Cash flows from operating activities:
Net loss	$(29,844)	$(29,131)	$(3,274)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	4,196	8,372	7,140
Impairment charges	14,782	20,515	3,058
Severance recovery	—	(907)	—
Loss on loan guaranty	—	633	2,454
Deferred income taxes	—	(1,048)	(2,358)
(Gain) loss on sale of property and equipment	(512)	354	4
Contribution of common stock to 401K plan	24	—	—
Decrease (increase) in:
Inventory	635	(39)	324
Prepaid expenses and other current assets	1,030	(285)	(639)
Other assets	(762)	(562)	(600)
Increase (decrease) in:
Accounts payable	4,405	(1,526)	797
Accrued liabilities	(1,820)	5,963	1,446
Income taxes payable/receivable	1,888	(1,213)	(433)
Other liabilities	(297)	1,452	(297)

Net cash provided (used) by operating activities	(6,275)	2,578	7,622

Cash flows from investing activities:
Purchases of property and equipment	(2,403)	(1,569)	(8,525)
Proceeds from sale of property and equipment	14,616	198	3,874
Restricted cash deposits	(4,914)	—	(1,319)

Net cash provided (used) by in investing activities	7,299	(1,371)	(5,970)

Cash flows from financing activities:
Proceeds from borrowings	4,000	10,500	24,669
Repayments of borrowings	(2,660)	(11,515)	(23,956)
Redemption of debentures	—	(18)	(1,181)
Exercise of stock options	—	—	196
Purchases of treasury stock	—	—	(1,670)
Capital lease obligations	(100)	—	(188)
Dividends paid	—	—	(614)
Debt issue costs	(312)	—	—

Net cash provided (used) by financing activities	928	(1,033)	(2,744)

Net increase (decrease) in cash and cash equivalents	1,952	174	(1,092)
Cash and cash equivalents, at beginning of period	1,602	1,428	2,520

Cash and cash equivalents, at end of period	$3,554	$1,602	$1,428

See accompanying notes to consolidated financial statements

COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
Notes to Consolidated Financial Statements
For the Three Years Ended December 30, 2001

1) Description of the Business and Summary of Significant Accounting Policies

Cooker Restaurant Corporation and subsidiaries (the “Company”) operates 43 restaurants in Florida, Michigan, Ohio, Tennessee and Virginia.

(a) Proceedings Under Chapter 11 of the Bankruptcy Code and Going Concern Matters

The accompanying consolidated financial statements have been prepared on a going concern basis and in accordance with AICPA statement of Position (“SOP”) 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

On May 25, 2001, the Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (Bankruptcy Code) with the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division. The Company is seeking relief in order to restructure its debt and to reorganize its operations due to a decrease in liquidity and the reluctance of the holders of its long-term debt (the Banks) to extend the forbearance of principal and interest payments. Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company’s liabilities as of the Petition Date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre petition obligations. However, the Bankruptcy Court has approved payment of certain pre petition liabilities such as employee wages and benefits. The Bankruptcy Court has also approved the retention of legal and financial professionals. As a result, the Company has engaged special counsel and reorganization consultants to assist the Company in its reorganization plans. The Company is also taking measures that are intended to increase sales and improve cash flows from operations. The Company is in possession of its properties and assets and continues to manage its businesses as debtors-in-possession subject to the supervision of the Bankruptcy Court. As debtors-in-possession, the Company has the right, subject to the Bankruptcy Court to assume or reject any pre-petition executor’s contracts and unexpired leases.

The Company attributes the situation which led to the commencement of bankruptcy proceedings to rapid growth, development of unsuccessful new restaurants, deterioration of the quality of food and service and a soft economy. Notwithstanding significant efforts, including the hiring of a new chief executive officer and chief operations officer, deteriorating same-stores sales, a soft economy and a worsening liquidity position caused the Company to default under its secured financing. Efforts to refinance their secured debt or negotiate a forbearance agreement failed and the Company’s secured lenders commenced foreclosure proceedings on some of the Company’s core assets. The Company commenced the Chapter 11 proceedings to halt the foreclosures and attempt to maximize the value of its assets for the benefit of creditor and equity constituencies.

The Company is seeking to restructure its secured, priority and unsecured debt and continue operating its businesses as a going concern and plans to file a disclosure statement and plan of reorganization (the “Plan”) with the Bankruptcy Court by May 1, 2002. It is likely that the Plan will provide for payments, or partial payments, to various classes of creditors over various periods of time, possibly including rights to purchase future equity in the Company, but is not likely to provide for a continuation of the current equity interests of shareholders in the Company. It is unlikely that holders of shares of stock of the Company will receive any distribution from the bankruptcy proceedings and all outstanding shares of stock of the Company are likely to be cancelled in the proceeding. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the Company continues its business operation as a debtor-in-possession. The Company is currently in negotiations with certain of its creditors to finalize the terms of the Plan. The Company believes that a reorganization, as opposed to a liquidation, will maximize value for all creditor constituencies, although the Company’s equity holders are unlikely to receive any value in the reorganization. The Company intends to fund payments required under the Plan from cash generated by operations, by raising new equity capital and by disposing of certain of the Company’s non-encumbered non-core assets.

The Company’s recent losses and the Chapter 11 proceedings raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet obligations on a timely basis, to comply with the terms and conditions of its debt agreements, to obtain additional financing as may be required and profitably operate its business. Due to factors described above, the Company may be unable to continue as a going concern for a reasonable period of time.

(b) Principles of Consolidation

The consolidated financial statements include the financial statements of Cooker Restaurant Corporation and its majority-owned subsidiaries, CGR Management Corporation, Southern Cooker Limited Partnership and Florida Cooker Limited Partnership. All significant intercompany balances and transactions have been eliminated in the consolidation.

(c) Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31 of each year. Fiscal years ended December 30, 2001 (“fiscal 2001”), December 31, 2000 (“fiscal 2000”) and January 2, 2000 (“fiscal 1999”) all consisted of 52 weeks.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 30, 2001 and December 31, 2000 consist of the Company’s cash accounts, overnight repurchase agreements, credit card receivables and short-term investments with a maturity of three months or less. Credit card receivables are considered cash equivalents because of the short collection period. The carrying amount of cash equivalents approximates fair value.

(e) Assets Held for Sale

Assets held for sale are stated at the lower of cost or estimated fair value less costs to sell and include various properties held for sale at December 30, 2001. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company does not recognize depreciation or amortization expense during the period in which the assets are being held for sale.

(f) Inventories

Inventories consist primarily of food and beverages and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(g) Property and Equipment

Property and equipment are recorded at cost. Equipment under capital leases is stated at the lower of the present value of the minimum lease payments or the fair value of the leased property. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. Assets held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term.

Maintenance and repairs are charged directly to expense as incurred. When property and equipment are sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and the resulting gains or losses are reported in operations.

Interest is capitalized primarily in connection with the construction of new restaurants. Capitalized interest is amortized over the estimated useful life of the asset. Interest costs of $0, $0 and $137,575 were capitalized in fiscal 2001, 2000, and 1999, respectively.

(h) Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

Annually, or more frequently if events or circumstances change, a determination is made by management to ascertain whether property and equipment and other intangibles have been impaired based upon the sum of future undiscounted cash flows from operating activities. The Company’s impairment analysis is based on cash flows at an individual store level. If the estimated net cash flows are less than the carrying amount of such assets, the Company will recognize an impairment loss in an amount necessary to write down the assets to fair value.

Impairment charges for assets held for use were determined from expected future discounted cash flows, and impairment charges for assets held for sale were determined based on the fair value of the asset less any estimated selling costs. Based upon the decline in same-store sales experienced at certain locations, as well as the decreases in customer counts and cash flows at these locations, the Company determined that certain of its long-lived assets were impaired. Additionally, in the fourth quarter of fiscal 2000 a decision was made by management to divest certain non-operating or under-performing properties, in order to pay down the Company’s term loan.

During the year ended December 30, 2001, the Company closed 23 restaurants and reported these stores as assets held for sale, sold four of these closed restaurants and revalued the estimated fair value of four restaurants that were closed in fiscal 2000 and are currently classified as held for sale. These assets were taken out of service at the time the restaurants were closed and consequently no further depreciation was recognized. In conjunction with these assets, the Company recorded a charge of approximately $14,782,000 for the impairment of thirty-one of its restaurant locations. In the fiscal year ended December 31, 2000, the Company recorded a charge of approximately $20,515,000 for the impairment of twenty-four of its restaurants. In the fiscal year ended January 2, 2000, the Company recorded a charge of approximately $3,058,000 for the impairment of seven of its restaurants.

(i) Deferred Financing Costs

Deferred financing costs are being amortized on a straight-line basis, which approximates the effective interest rate implicit in the borrowing transaction. Amortization expense was $328,000, $1,736,000 and $175,000 for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively.

Due to the events discussed in Note 5, the Company’s maturity date on its debt agreements was accelerated in fiscal 2000. As a result of the shortened term of the debt, the Company accelerated its amortization of the remaining deferred financing costs to correspond with the new maturity date on the debt agreements.

(j) Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which generally requires recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

(k) Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share have been computed assuming the exercise of stock options, the vesting of restricted stock and the conversion of subordinated debentures to common stock, as well as their related income tax effects, unless their effects are antidilutive. During fiscal 2001, 2000 and 1999, all contingently issuable shares were excluded from the computation of diluted weighted-average share, as they were antidilutive in the computation of diluted earnings per share. Basic and diluted weighted average shares outstanding were 5,685,000, 6,001,000 and 6,011,000 for fiscal 2001, 2000 and 1999, respectively.

Convertible subordinated debentures outstanding as of December 30, 2001, are convertible into 582,725 shares of common stock at $21.5625 per share and are due October 2002. In accordance with SFAS No. 128, these debentures are included in diluted earnings per share (“EPS”) under the “if-converted” method unless the effect is antidilutive. The converted shares were not included in the computation of diluted EPS for each of the years in the period ended December 30, 2001 as the inclusion of the convertible subordinated debentures would be antidilutive.

Options to purchase 127,000 shares of common stock at prices ranging from $2.625 to $17.75 per share were outstanding as of December 30, 2001, but were not included in the computation of diluted EPS as the inclusion of the options would be antidilutive. The options expire between April 2002 and January 2010.

472,535 shares of restricted stock were outstanding as of December 30, 2001, but were not included in the computation of diluted EPS as the inclusion of the restricted stock would be antililutive. The restricted stock vests in January 2005.

Options to purchase 868,000 shares of common stock at prices ranging from $.84 to $21.75 per share, were outstanding for the year ended December 31, 2000, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the year ended December 31, 2000. The options expire between October 2001 and May 2010.

Options to purchase 1,237,000 shares of common stock at prices ranging from $4.03 to $21.75 per share, were outstanding for the year ended January 2, 2000, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the year ended January 2, 2000. The options expire between October 2001 and May 2009.

(l) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(m) Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts payable and other current liabilities approximates fair value because of the short maturity of these instruments. The carrying amount of the Company’s Term Loan and Revolver of $60,709,000 at December 31, 2000, in total, approximates fair value as the base interest charged on these loans is at the London Inter-Bank Offering Rate (“LIBOR”) and is reset to reflect changes in LIBOR. The fair values of the Company’s loan with the CIT Group/Equipment Financing, Inc. (“CIT”) and the convertible subordinated debentures at December 31, 2000, are estimated by discounting future cash flows at rates offered to the Company for similar types of borrowing arrangements. The carrying amount and fair value of the CIT loan at December 31, 2000, is $13,083,000 and $12,375,000, respectively. The carrying amount and fair value of the convertible subordinated debentures is $12,547,000 and $9,087,000 respectively, at December 31, 2000. It is not practicable to estimate the fair values of the Company’s Term Loan, Revolver, loan with CIT or convertible subordinated debentures at December 30, 2001, due to the uncertainties surrounding the repayment terms of these instruments as a result of the Chapter 11 proceedings.

(n) Stock Option Plans

The Company accounts for its stock compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company follows the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock compensation grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. See Note 10.

(o) Advertising costs

The Company expenses all advertising costs as incurred. Advertising costs totaled $120,000, $1,024,000 and $1,587,000 for the years ended December 30, 2001, December 31, 2000, and January 2, 2000, respectively. These amounts are included in General and Administrative Expenses in the Company’s consolidated statement of operations.

(p) Preoperational costs

In conjunction with the opening of new restaurants, the Company incurs certain preoperational costs, costs for employee training and relocation, and the costs of supplies incurred in connection with the opening of a restaurant. The Company expenses these costs as incurred. Preoperational costs incurred by the Company were $0, $378,000, and $646,000 for the years ended December 30, 2001, December 31, 2000, and January 2, 2000, respectively.

(q) Recent Accounting Pronouncements

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. SFAS No. 133, as amended by SFAS No. 138, requires the recognition of all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through income. The adoption of SFAS No. 133 did not have a material impact on the consolidated financial statements of the Company.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations. SFAS No. 141, which addresses financial accounting and reporting for business combinations, supersedes Accounting Principles Board Opinion (“APB”) No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. The July 2001 adoption of SFAS No. 141 did not have an impact on the consolidated financial position, results of operations or cash flows of the Company.

In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill, is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. Management does not believe that the adoption of SFAS No. 142 will have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement develops one accounting model for long-lived assets to be disposed of by sale and requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This Statement also modifies the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from ongoing operations in a disposal transaction. The Statement is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of this Statement will have a material effect on the Company’s financial statements.

(r) Reclassifications

Certain amounts in the fiscal 2000 and 1999 financial statements have been reclassified to conform to the fiscal 2001 presentation.

(2) Property and Equipment, Net

     Property and equipment, net, consist of the following:

	December 30,	December 31,
(In thousands)	2001	2000

Land	$18,838	$23,502
Buildings and leasehold improvements	50,077	62,502
Furniture, fixtures and equipment	21,306	24,866
Construction in progress	319	377
Capital lease	2,900	713

	93,440	111,960
Less accumulated depreciation and amortization	(28,249)	(29,833)

Property and equipment, net	$65,191	$82,127

Depreciation and amortization expense of property and equipment approximated $3,796,000, $6,636,000, and $6,965,000, for the years ended December 30, 2001, December 31, 2000, and January 2, 2000, respectively. Depreciation on closed stores, which have been leased to third parties, as well as the Company’s corporate headquarters, is included in General and Administrative expenses on the consolidated statement of operations.

(3) Other Assets

Other assets consist of the following:

	December 30,	December 31,
(In thousands)	2001	2000

Deferred financing costs, net of accumulated amortization of $52 and $2,811	$260	$577
Liquor licenses	323	392
Deposits	1,254	122

	$1,837	$1,091

(4) Accrued Liabilities

Accrued liabilities consist of the following:
(In thousands)

	December 30,	December 31,
	2001	2000

Salaries, wages and benefits	$1,789	$2,846
Gift certificates payable	1,034	1,101
Sales tax payable	335	1,156
Property taxes	369	973
Insurance	659	1,357
Legal and professional Fees	1,026	127
Interest	—	6,539
Severance	—	311
Closed stores	594	—
Other	397	353

Total	$6,203	$14,763

Accrued liabilities subject to compromise consist of the following:
(In thousands)

	December 30,	December 31,
	2001	2000

Interest	$3,573	$—
Property taxes	367	—
Sales taxes	707	—
Severance	231	—
Rejected leases	1,862	—

Total	$6,740	$—

Severance liability of $231,000 represents the remaining balance of the severance charge recorded by the Company in the fourth quarter of fiscal 2000. These charges represent an accrual for the severance agreement reached between the Company and its former Senior Vice President-Operations in the fourth quarter of fiscal 2000. The amounts granted to the former executive officer in conjunction with this agreement represent amounts to be paid for past services rendered to the Company, and therefore the Company accrued for the full amount of the severance package during the fourth quarter of fiscal 2000.

(5) Long-Term Debt

Long-term debt consists of the following:

	December 30,	December 31,
(In thousands)	2001	2000

Nations Bank term loan	$27,102	$27,620
First Union term loan	19,295	19,664
CIT Group/Equipment Financing, Inc. term loan	12,491	13,083
Nations Bank revolving line of credit	13,244	13,425
Convertible subordinated debentures	12,547	12,547
Debtors in possession loan	3,000	—

	87,679	86,339
Less borrowings not subject to compromise	3,000	—

Long-term debt subject to compromise	$84,679	$86,339

In conjunction with the repurchase of approximately 4,000,000 shares of the Company’s common stock, pursuant to the Tender Offer (the “Offer”) completed in October 1998, the Company entered into debt finance agreements with Nations Bank of Tennessee, N.A. (“Nations Bank”), First Union National Bank (“First Union”), and CIT. The agreement with Nations Bank and First Union provides for a credit facility of $62,500,000, of which $52,500,000 is a term loan (the “Term Loan”) with Nations Bank and First Union and $13,500,000 is a revolving loan (the “Revolver”) with Nations Bank only. All the borrowings outstanding under the Term Loan and the Revolver and secured by 32 properties owned by the Company.

Under the terms of the agreement, the Term Loan was scheduled to mature on March 24, 2004. Interest on the Term Loan and Revolver is LIBOR plus an applicable margin, which, per the terms of the agreement, may vary between 1.0% and 4.0%, depending on the Company’s ratio of funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA). Commencing May 1, 1999, the Company began making principal and interest payments on the Term Loan. Under the terms of the agreement, the Company was required to make equal monthly payments of approximately $345,000 on the First Union debt amount, representing principal and interest, and principal payments of approximately $167,000, plus interest, on the Nations Bank debt through March 24, 2004, at which time all remaining amounts, principal and interest, on the Term Loan and the Revolver would have been due in full.

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

The convertible subordinated debentures (the “Debentures”) mature October 1, 2002, with interest payable quarterly at 6.75 percent. The Debentures are convertible at any time before maturity, unless previously redeemed, into common shares of the Company at a conversion price of $21.5625 per share, subject to adjustment for stock splits. The Debentures are subordinated to all existing and future senior indebtedness of the Company as defined in the indenture agreement. The debentures are recorded on the Company’s balance sheet at par value.

At the Debenture holder’s option, the Company is obligated to redeem Debentures tendered during the period from August 1 through October 1 of each year, commencing August 1, 1994, at 100 percent of their principal amount (par) plus accrued interest, subject to an annual aggregate maximum (excluding the redemption option on the death of the holder) of $1,150,000. During fiscal 2001 and 2000, the Company did not redeem any Debentures under this provision. The Company is also required to redeem Debentures at 100 percent of their principal plus accrued interest in the event of death of a Debenture holder up to a maximum of $25,000 per year per deceased Debenture holder. During fiscal years 2000 and 2001, the Company redeemed Debentures subject to this provision of $0 and $18,000, respectively.

The Debentures are redeemable at any time on or after October 1, 1994 at the option of the Company, in whole or in part, at declining premiums. In addition, upon the occurrence of certain changes of control of the Company, the Company is obligated to purchase Debentures at the holder’s option at par plus accrued interest.

Since the quarter ended October 1, 2000, the Company has not been in compliance with certain covenants pertaining to its Debt with Bank Of America, N.A. (as successor to NationsBank) and First Union (collectively, the “Term Lenders”). Based on such non-compliance, the Term Lenders had the right to accelerate the repayment of the debt. In addition to not being in compliance with certain covenants, the Company did not make its full (interest and principal) payment due on July 3, 2000 nor did it make its principal payments in accordance with the terms of the loan due to the Term Lenders. The Company had not received a waiver from the Term Lenders to cure the non-compliance as of December 31, 2000. Accordingly, the Company classified the obligation to the Term Lenders as current in the December 31, 2000 consolidated balance sheet.

The Company received a six-month forbearance from the Term Lenders, effective through March 31, 2001, pertaining to its principal and interest payments during that time period, along with a second forbearance effective through May 25, 2001. The forbearance allowed for the postponement of principal and interest payments during the forbearance period. In January 2001, the Company sold three properties, one of which was the West Palm Beach Corporate Office Building. The majority of the sale proceeds were used to pay the interest portion of the Term Loan. During the forbearance period the Company made $4,450,000, $680,000 and $2,109,000 of primarily interest payments to the Term Lenders on January 21, 2001, April 20, 2001 and May 22, 2001, respectively, including $50,000 of related bank fees. In May 2001, the Company also sold its properties in Grand Rapids and Troy, Michigan and Palm Harbor, Florida. The proceeds were used to pay the interest portion of the Term Loan and to finance its acquisition of the Cool Springs, Tennessee store.

Since the quarter ended October 1, 2000, the Company also has not been in compliance with certain covenants pertaining to its loan with CIT. Based on such non-compliance with certain covenants, CIT was entitled, at their discretion, to exercise certain remedies including acceleration of repayment. The Company has not received a waiver from CIT to cure the non-compliance. Because the Company did not receive a waiver from CIT for the current non-compliance or for future periods as of December 31, 2000, its obligation to CIT was classified as a current liability in the December 31, 2000 consolidated balance sheet.

Additionally, in September 2000, Bank of America, N.A., as the agent for holders of its senior credit facility, notified the trustee under the Debentures that the Company was in default under its senior credit facility and that no payments could be made by the Company, or received by the trustee, with respect to the Debentures. Such notification was within their rights as the agent for holders of the Company’s senior credit facility. This notice blocked the Company’s ability to pay the scheduled interest payments under the Debentures as well as any payments of principal, any redemption payments or change of control purchase payments. The failure to make these payments, as required, and the existence of a default under the senior credit facility, constitutes a default under the terms of the Debentures and certain other of the Company’s credit arrangements. As a result, the company classified the obligation to the holders of the Debentures as a current liability in the December 31, 2000 consolidated balance sheet.

The Company has classified the Term Loan and the Revolver as subject to compromise in the December 30, 2001, consolidated balance sheet as management believes those obligations are undersecured and may be affected by any plan of reorganization that may be filed by the Company in the Chapter 11 proceedings. The Company has classified the loan with CIT as subject to compromise in December 30, 2001, consolidated balance sheet as the obligation is undersecured. The Company has classified the obligation to the holders of the Debentures as a liability that is subject to compromise in the consolidated balance sheet as of December 30, 2001, as the obligation is unsecured. As these obligations are all classified as subject to compromise, the Company has ceased the accrual of interest on these obligations. As a result, interest of $4,226,000 from May 25, 2001 to December 30, 2001, was not recorded in these financial statements.

In June 2001, the Company borrowed $1,000,000, at 15% interest, from a stockholder of the Company with a maturity date of September 4, 2001 which was secured by two parcels of real property. This loan was repaid on August 30, 2001.

On August 30, 2001 the Company borrowed $3,000,000, at 15% interest, from a third party with a maturity date of September 1, 2003. The loan is secured by three parcels of real property and has interest payments of $37,500 payable on the first day of every month. This loan was used to repay the loan of $1,000,000 borrowed from a stockholder and to finance working capital.

(6) Derivative Financial Instruments

During fiscal 2000, an interest rate swap agreement was utilized to reduce the potential impact of increases in interest rates on the Company’s floating rate debt. At December 31, 2000, the Company was a party to an interest rate swap agreement with a termination date of September 28, 2001. Per the terms of the agreement, the Company paid 6.25% on $27,500,000 of its total LIBOR-based floating rate debt and received LIBOR from the counterparty (a major bank). The fair value of the interest swap agreement approximated ($187,000) at December 31, 2000. On January 4, 2001 the interest swap agreement was cancelled, and payment of $187,000 was made to the counterparty. This amount was recorded as interest expense during the year ended December 30, 2001. The Company did not enter into any new derivatives subsequent to the cancellation of the interest rate swap.

(7) Shareholders’ Equity

The Company has authorized 300,000 shares of Class A junior participating preferred shares, without par value, and 4,700,000 Class B preferred shares, without par value, none of which have been issued. Holders of Class A junior participating preferred shares will be entitled to quarterly dividends equal to the greater of $.05 or 100 times the aggregate per share amount of all cash and noncash dividends and holders of Class B preferred shares will be entitled to dividends before distribution to holders of common shares. Each Class A junior participating preferred share entitles the holder to 100 votes on all matters submitted to vote by the shareholders. Holders of Class B preferred shares would be entitled to one vote for each share on matters requiring approval. The liquidating value for Class A junior participating preferred shares is $.10 per share, plus all accrued and unpaid dividends.

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

During year ended December 30, 2001, the Company issued approximately 23,000 and 473,000 shares of its common stock, without par value, in conjunction with the matching provision of its employee 401(k) plan and its restricted stock plan, respectively. These shares were issued from the treasury shares of the Company.

(8) Loss on Loan Guaranty

During the third quarter of fiscal 1999, the Company recorded a reserve for loan guaranty loss of $2,454,000. In 1994, the Board of Directors approved a guaranty by the Company of a loan of $5,000,000 to G. Arthur Seelbinder (the “Loan”), the former Chairman of the Board of the Company. The Loan was secured by the Company’s guaranty and 323,000 shares of the Company’s common stock owned by Mr. Seelbinder. During the fourth quarter of fiscal 1998, the lender required the Company to make a cash deposit in such amount to satisfy the difference between the value of the shares pledged as collateral for the loan and the face amount of the loan. The adequacy of this deposit was assessed by the lender periodically based upon changes in the price of the Company’s common stock. During the third quarter of fiscal 1999, Mr. Henry Hillenmeyer replaced Mr. Seelbinder as Chairman and Chief Executive Officer of the Company. Based primarily upon the significant change in Mr. Seelbinder’s employment status and the value of Mr. Seelbinder’s common stock collateral at the end of the third quarter of fiscal 1999, the Company believed it was probable that a loss on the loan guaranty had been incurred as of the end of the Company’s fiscal third quarter. The Company’s best estimate of that loss was the cash deposit made by the Company as of October 3, 1999.

The term of the loan and the guaranty were extended until March 1, 2000, at which time the loan matured. As of March 1, 2000 the balance of the loan was $3,753,000. On March 8, 2000, the Bank sold Mr. Seelbinder’s stock for $666,000 in a private transaction and applied this amount to the loan. The remaining balance of the loan of $3,087,000 was funded by the Company as a result of the guaranty. Accordingly, in the first quarter of fiscal 2000 the Company recorded an additional loss on the guaranty of approximately $633,000, the difference between the amount due the Bank and the reserve previously recorded. In addition to any rights the Company has as the Bank’s successors to collect from Mr. Seelbinder, any amount due to Mr. Seelbinder under the settlement agreement the Company entered into with him when he stepped down as Chairman and Chief Executive Officer is to be paid to the Company and applied to the amounts the Company paid pursuant to the guaranty.

During the third quarter of fiscal 1999, the Company recorded severance charges of $1,300,000. These charges represented an accrual for the severance agreement reached between the Company and Mr. Seelbinder. The amounts granted to Mr. Seelbinder in conjunction with this agreement represented amounts to be paid for past services rendered to the Company, and therefore the Company accrued for the full amount of the severance package during the third quarter of fiscal 1999. Of the amount charged, $212,000 represented the write-off of certain amounts owed to the Company by Mr. Seelbinder and $1,088,000 represented payments to be received by Mr. Seelbinder in conjunction with his severance agreement.

On March 8, 2000, the date the Company was called upon by the Bank to honor its guaranty, the balance of the severance liability to Mr. Seelbinder was approximately $910,000. In accordance with the agreement with Mr. Seelbinder, this amount, less certain amounts representing federal withholding liabilities, were applied to the amounts owed to the Company as a result of its guaranty. Accordingly, the Company recorded a severance recovery of approximately $907,000. As a result, approximately $910,000 in accrued severance liabilities were forfeited by Mr. Seelbinder and applied to the guaranty amount.

On November 16, 2000, the Company entered into an agreement with Mr. Seelbinder, which stipulates and defines certain repayment terms for $2,737,000 due to the Company in conjunction with the loan guaranty. The agreement simultaneously terminates the existing severance agreement between the Company and Mr. Seelbinder and the vested and unvested Seelbinder Options. In addition to the termination of the severance agreement, Mr. Seelbinder agreed to resign from the Company’s board of directors.

On August 10, 2001, the Company filed a lawsuit to collect the full amount owed from Mr. Seelbinder.

(9) Income Taxes

The components of the benefit for income taxes are as follows:

	December 30,	December 31,	January 2,
	2001	2000	2000

	(in thousands)
Current (benefit) expense
Federal	$—	$(1,125)	$473
State and local	—	203	125

	—	(922)	598
Deferred benefit	(10,546)	(10,958)	(2,358)
Valuation allowance	10,546	9,910	—

Benefit for income taxes	$—	$(1,970)	$(1,760)

A reconciliation of the differences between income taxes calculated at the federal statutory rate and the benefit for income taxes is as follows:

	December 30,	December 31,	January 2,
	2001	2000	2000

Income tax at statutory rates	(34.0)%	(35.0)%	(34)%
State and local income taxes, net of federal tax benefit	(1.2)%	(1.2)%	(2.6)%
Other nondeductible items	(0.1)%	(2.0)%	(1.6)%
Valuation allowance	35.3%	31.9%	—

	0.0%	(6.3)%	(35.0)%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	December 30,	December 31,
	2001	2000

	(In thousands)
Tax basis in fixed assets less than book	$6,966	$2,340
Accrued benefits	285	419
Other accrued expenses	1,564	41
Business credit carry forward	1,878	2,681
Accrued workers’ compensation	98	386
Accrued severance	90	121
Write-off of loan fees	920	1,415
Alternative minimum tax credit	162	162
Federal net operating loss	7,985	1,920
State net operating loss	1,425	562
Other	(917)	(137)

	20,456	9,910
Valuation allowance	(20,456)	9,910

Net deferred tax asset (liability)	$—	$—

SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance to the extent that it is “more likely than not” that the asset will be realized. During the fourth quarter of fiscal 2000, the Company established a valuation allowance to eliminate the deferred tax asset since it was more likely than not that the tax asset would not be realized.

At December 30, 2001 the Company had federal operating loss carry forwards of $23,485,000 and state net operating loss carry forwards of $28,506,000 which expire beginning in 2020.

(10) Stock Option Plans

The Company has stock option plans adopted in 1988 (the “1988 Plan”) and 1992 (the “1992 Plan”), as amended. Under these plans, employees and non-management directors are granted stock options as determined by a committee appointed by the board of directors at an exercise price no less than fair market value at the date of grant. Each option permits the holder to purchase one share of common stock of the Company at the stated exercise price up to ten years from the date of grant. Options vest at a rate of 25 percent per year or, if there is substantial change in control of the Company, the options become fully vested and exercisable. The Company has reserved 682,000 and 718,000 common shares for issuance to employees and 73,332 and 200,000 for issuance to non-management directors under the 1988 Plan and 1992 Plan, respectively. No further options can be granted under the 1988 Plan for employees and non-management directors. On January 24, 2000, the board of directors terminated the 1992 Plan and accordingly, no additional grants may be made under the 1992 Plan. All options granted under the 1992 Plan prior to its termination would remain outstanding and vest in accordance with their terms and the terms of the 1992 Plan. Additionally, on January 24, 2000, the board of directors approved the 2000 Non-Employee Director Stock Option Plan (the “2000 Plan”). The 2000 Plan provides for the issuance of nonqualified stock options to non-employee members of the board of directors.

In April 1996, the board of directors and shareholders approved the 1996 officer option plan (the “1996 Plan”), which provides for the grant of nonqualified options to officers and employee-directors of the Company. The number of shares is limited to 15 percent of the issued and outstanding shares of common stock, fewer shares subject to options issued to officers and employee-directors. The recipients of the options granted under the 1996 Plan, the number of shares to be covered by each option, and the exercise price, vesting terms, if any, duration and other terms of each option shall be determined by the committee of the Company’s board of directors. Each option permits the holder to purchase one share of common stock of the Company at the stated exercise price up to ten years from the date of grant. The exercise price shall be determined by the committee at the time of grant, but in no event shall the exercise price be less than the fair market value of a share on the date of grant. These options become vested over various periods not to exceed four years from the date of grant or, if there is substantial change in control of the Company, the options become fully vested and exercisable. The maximum number of shares granted during any fiscal year by the Company shall be 500,000 to any one officer. The 1996 Plan expires April 22, 2006.

On January 29, 2001, the Company’s board of directors approved a plan to offer all option holders the choice to either maintain their existing outstanding options or exchange those options for restricted stock. If an option holder chose to accept the offer, the option holder received restricted shares, with a fair value of $0.906 on January 29, 2001, equal to the gain the option holder would have realized from holding his options for five years assuming the Company’s stock price would increase to $20 per share. A total of 647,556 options were exchanged for 472,535 restricted shares which vest equally over four years from the date of grant. The restricted shares were issued from the Company’s treasury stock. Deferred compensation amortization relating to the restricted stock awards totaled $72,000 for fiscal 2001.

Changes in the number of shares under the stock option plans are as follows:

		Weighted-
		average
	Options	exercise price

Balance at January 3, 1999	1,289,000	$7.16
Granted	126,000	5.88
Canceled	(136,000)	4.65
Exercised	(42,000)	7.78

Balance at January 2, 2000	1,237,000	7.05
Granted	259,000	1.91
Canceled	(628,000)	5.67

Balance at December 31, 2000	868,000	6.16
Cancelled	(741,000)	5.49

Balance at December 30, 2001	127,000	3.43

In addition to the above stock options, the Company issued 299,300 stock options to Henry R. Hillenmeyer, the Chairman and Chief Executive Officer of the Company, on August 19, 1999 and 150,000 stock options to Daniel A. Clay, the Executive Vice President-Chief Operating Officer of the Company, on December 1, 2000. These options are non-qualified stock options and were not issued pursuant to the above stock option plans. Options were issued in conjunction with Mr. Hillenmeyer’s Employment Agreement dated August 19, 1999 and Mr. Clay’s Employment Agreement dated December 1, 2000. The exercise price of Mr. Hillenmeyer’s options was $4.44, the stock price on the date of grant. Mr. Hillenmeyer exchanged these options for shares of restricted stock under the January 29, 2001 exchanger offer. The exercise price of Mr. Clay’s options is $1.13, the stock price on the date of grant. The options vest at the rate of 4,167 shares per month for 36 months. The options expire on December 1, 2010. The granting of these options did not affect the number of shares available for grant under the Company’s stock option plans described above.

The Company applies APB Opinion No. 25 in accounting for its stock option plans and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	December 30,	December 31,	January 2,
	2001	2000	2000

	(In thousands, except per share data)
Net loss:
As reported	$(29,844)	$(29,131)	$(3,274)
Pro forma	$(29,891)	$(29,657)	$(4,045)
Diluted loss per share:
As reported	$(4.97)	$(4.87)	$(0.54)
Pro forma	$(4.98)	$(4.95)	$(0.67)

The per share weighted-average fair value of stock options granted during fiscal 2000 and 1999 was $1.63 and $2.94, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: dividend yield 0.0 percent and 0.0 percent; risk-free interest rates of 6.00 percent and 6.58 percent; expected lives of 5 years and 5 years; and expected volatility of 50 percent and 47 percent, respectively. The following table summarizes information about stock options outstanding at December 30, 2001:

	Options Outstanding			Options Exercisable

			Weighted -		Weighted -
		Weighted -	Average		Average
Range of Exercise	Number	Average Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$1.00-$3.06	84,000	9.0	$1.60	21,000	$1.60
$3.07-$5.50	18,000	6.9	$5.47	13,000	$5.48
$5.51-$7.63	17,000	7.3	$6.09	10,000	$6.26
$7.64-$11.88	8,000	4.3	$11.56	8,000	$11.51

	127,000	8.2	$3.43	52,000	$4.94

(11) Commitments and Contingencies

(a)	Leases

The Company leases buildings for certain of its restaurants under both capital and operating leases which expire over the next twenty-five years. In addition to the minimum rental for these leases, the Company also pays, in certain instances, additional rent based on a percentage of sales, and its pro rata share of the lessor’s direct operating expenditures. Several of the leases provide for optional renewal periods and scheduled rent increases. The Company also leases office space under an operating lease. Rental expense totaled $2,444,000, $3,468,000, and $3,054,000, including percentage rent of $111,000, $176,000, and $197,000, for the fiscal years ended December 30, 2001 December 31, 2000, and January 2, 2000, respectively.

Future minimum rental commitments for non-cancelable leases (with initial or remaining lease terms in excess of one year) as of December 30, 2001 are as follows (exclusive of rejected leases):

		Capital	Operating
Fiscal Year Ending		Leases	Leases

(In thousands)	2002	360	$1,461
	2003	360	1,472
	2004	360	1,498
	2005	360	1,428
	2006	381	1,427
	Thereafter	6,323	11,786

Total minimum lease payments		$8,144	$19,072

Less imputed interest		(5,246)

Present value of net minimum lease payments		2,898
Less current maturities of capital lease obligations		4

Long-term capital lease obligations		$2,894

(b)	Legal Matters

The case of Rebecca Conway v. Cooker Restaurant Corporation was filed in the Courts of Common Pleas, Cuyahoga County, Ohio in October 2000. This suit is a result of an after hours, non-Cooker sanctioned, function which resulted in the termination of four Cooker managers and five Cooker crewmembers. One of the terminated crewmembers, the plaintiff, is alleging inappropriate and unwelcome behavior of others toward the plaintiff the night in question. The suit names the Company, two Cooker managers and two crewmembers as defendants with six counts against each; sexual harassment, retaliatory suspension and discharge, assault, battery, invasion of privacy, and intentional infliction of emotional distress. For each defendant and each count the plaintiff is seeking $25,000 and undetermined amounts defined as such further relief as the court deems necessary and proper and attorney fees via a jury trial. The lawsuit has been stayed pending the bankruptcy filing by the Company. The Company intends to vigorously defend the lawsuit, but there can be no assurance that the Company will ultimately prevail. Because the case is in its early stages the Company has not yet determined the impact, if any, upon the financial statements.

The Company is a party to various other claims and legal actions arising in the ordinary course of business. In the opinion of management based on advice from counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(c)	Employment Agreements

The Company and one of its officers have entered into an employment agreement which becomes effective upon a change in control of the Company not approved by the board of directors, as defined in the agreement and subject to certain criteria. The agreement entitles the officer to a base salary, bonus and benefits at not less than the rate the officer was receiving prior to the change in control, limits discharge except for cause, and provides for severance payment equal to the maximum amount under IRS regulations.

(d)	Retirement Savings Plan

Effective January 1, 1997, the Company established a 401(k) retirement savings plan for the benefit of substantially all employees who have attained the age 21 and worked 1,000 hours. Employees may contribute between 1 to 15 percent of eligible compensation. The Company’s discretionary match is based on the Company’s performance. The Company’s contribution will vest 20 percent per year beginning after the third year. The Company contributed $24,000 to the plan in fiscal 2001 in the form of Company stock. The Company made no contributions to the plan in fiscal 2000 or 1999.

(e)	Liabilities Subject To Compromise

Liabilities subject to compromise refers to liabilities incurred prior to the commencement of the Chapter 11 proceedings. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest, and other accrued expenses. These amounts represent the Company’s estimate of known or potential claims to be resolved in connection with the Chapter 11 Case. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims; (4) future rejection of additional executory contracts or unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 proceedings.

Pursuant to order of the Bankruptcy Court, on or about June 6, 2001, the Company mailed notices to all known creditors that the deadline for filing proofs of claim with the Bankruptcy Court was October 15, 2001. Differences between amounts recorded by the Company and claims filed by creditors are continuing to be investigated and resolved. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received from May 25, 2001, and to honor customer gift certificate programs.

(12)	Supplemental Cash Flow Information

Cash paid for interest for fiscal 2001, 2000 and 1999, was $7,569,000, $4,031,000 and $6,935,000, respectively. Cash paid (received) for taxes for fiscal 2001, 2000 and 1999 was ($2,024,000), $473,000, and $995,000, respectively. Cash paid for reorganization items for fiscal 2001 was $2,964,000. In fiscal 2000, the Company surrendered approximately $2,919,000 of restricted cash to settle an obligation in connection with a severance agreement with the Company’s former Chairman and Chief Executive Officer. In fiscal 2001, the Company obtained $2,900,000 in property and equipment through capital leases. The Company also issued 496,000 shares of common stock from the Company’s treasury stock.

(13)	Subsequent Events

On December 31, 2001, the Company sold one property in Augusta, Georgia for approximately $1,698,000. The majority of the sale proceeds were used to pay the interest portion of the Term Loan.

Due to the Job Creation and Worker Assistance Act of 2002 signed by the President on March 9, 2002, the Company will file for an income tax refund in 2002 to carryback five years its fiscal 2001 net operating loss. As a result, management has estimated that the Company will receive a federal income tax refund of approximately $4,000,000. In accordance with SFAS No. 109, the effects of this newly enacted law have not been reflected in the December 30, 2001 consolidated financial statements.

(14)	Quarterly Financial Data (Unaudited)

Quarterly financial data (unaudited) for fiscal years 2001 and 2000 are summarized as follows:

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

	(in thousands, except per share data)
2001

Sales	$37,388	$30,460	$22,989	$22,093
Loss before income taxes	(3,349)	(11,930)	(9,115)	(5,450)
Net loss	(3,349)	(11,930)	(9,115)	(5,450)
Loss per share:
Basic	(0.56)	(1.99)	(1.52)	(0.91)
Diluted	(0.56)	(1.99)	(1.52)	(0.91)

2000

Sales	$38,541	$36,573	$35,845	$36,094
Loss before income taxes	(219)	(1,052)	(12,129)	(17,701)
Net loss	(142)	(684)	(7,884)	(20,421)
Loss per share:
Basic	(0.02)	(0.11)	(1.32)	(3.42)
Diluted	(0.02)	(0.11)	(1.32)	(3.42)

During the fourth quarter of fiscal 2001, the Company reversed $2,443,000 of accrued interest on its Term Loan and Revolver as a result of a determination that those obligations were no longer fully secured.