Form 10-Q
period 2002-03-31
COOKER RESTAURANT CORP /OH/
filed 2002-05-21
CIK 832412

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                              ____________________

                                    FORM 10-Q

(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 2002

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

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

       Registrant's Telephone Number, Including Area Code: (615) 279-7702


Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                            /X/                             / /

                            Yes                             No


                   6,491,429 COMMON SHARES, WITHOUT PAR VALUE
        (number of common shares outstanding as of the close of business on May 6, 2002)

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                 COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                       March 31,    December 30,
                             ASSETS                                      2002           2001
                                                                      -----------   ------------
Current Assets:                                                       (Unaudited)
   Cash and cash equivalents                                          $   1,809      $   3,554
   Restricted cash                                                        4,388          4,914
   Inventory                                                                656            730
   Income tax receivable                                                  3,535             --
   Assets held for sale                                                  21,417         20,735
   Prepaid and other current assets                                       2,196            657
                                                                      ---------      ---------
          Total current assets                                           34,001         30,590

   Property and equipment, net                                           59,763         65,191
   Other assets, net                                                      1,799          1,837
                                                                      ---------      ---------

Total assets                                                          $  95,563      $  97,618
                                                                      =========      =========

             LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
   Notes payable                                                      $     336      $      --
   Accounts payable                                                       1,014            874
   Accrued liabilities                                                    6,172          6,203
   Capital lease obligation, current                                          4              4
                                                                      ---------      ---------
          Total current liabilities                                       7,526          7,081


Long-term debt                                                            3,000          3,000
Long-term capital lease obligation                                        1,494          2,894
Other liabilities                                                           997          1,155
Accounts payable subject to compromise                                    6,136          6,159
Accrued liabilities subject to compromise                                 7,567          6,740
Long-term debt subject to compromise                                     67,948         72,132
Convertible debentures subject to compromise                             12,547         12,547
                                                                      ---------      ---------
          Total liabilities                                             107,215        111,708
                                                                      ---------      ---------
Commitments and contingencies
Shareholders' deficiency:
   Common shares-without par value: authorized 30,000,000 shares;
      issued 10,548,000 at March 31, 2002 and December 30, 2001          57,398         57,398
   Accumulated deficit                                                  (25,557)       (27,968)
   Deferred compensation                                                   (330)          (357)
   Treasury stock, at cost, 4,066,000 shares at
      March 31, 2002 and December 30, 2001                              (43,163)       (43,163)
                                                                      ---------      ---------
          Total shareholders' deficiency                                (11,652)       (14,090)
                                                                      ---------      ---------
Total liabilities and shareholders' deficiency                        $  95,563      $  97,618
                                                                      =========      =========


See accompanying notes to condensed consolidated financial statements

                 COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                                          Three Months Ended
                                                                     March 31,         April 1,
                                                                       2002              2001
                                                                     --------          --------
 Sales                                                               $ 22,510          $ 37,388
                                                                     --------          --------

 Cost of Sales:
      Food and beverage                                                 6,781            11,040
      Labor                                                             8,610            14,208
      Restaurant operating expenses                                     5,067             8,257
      Restaurant depreciation                                             766               928
 General and administrative                                             1,374             2,701
 Impairment of long-lived assets                                         (607)              494
 Interest expense (contractual interest $1,813 for the three
       months ended March 31, 2002)                                       208             2,861
 Amortization of loan fees                                                 39               271
 Gain  on sale of property and equipment                                 (389)              (92)
 Interest and other (income) expense, net                                 (68)               69
                                                                     --------          --------
                                                                       21,781            40,737
                                                                     --------          --------
 Reorganization expenses:
     Closed store expenses                                              1,083                --
     Professional fees                                                    770                --
                                                                     --------          --------
                                                                        1,853                --
                                                                     --------          --------
 Loss before benefit for income taxes                                  (1,124)           (3,349)

 Benefit for income taxes                                              (3,535)               --
                                                                     --------          --------

 Net income (loss)                                                   $  2,411          $ (3,349)
                                                                     ========          ========

 Basic income (loss) per common share:

      Net income (loss)                                              $   0.40          $  (0.56)
                                                                     ========          ========
 Diluted income (loss) per common share:

      Net income (loss)                                              $   0.37          $  (0.56)
                                                                     ========          ========
Weighted average number of common shares outstanding:

     Basic                                                              6,077             5,986
                                                                     ========          ========
     Diluted                                                            6,482             5,986
                                                                     ========          ========




See accompanying notes to condensed consolidated financial statements

                 COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)

                                                                 Three Months Ended
                                                             March 31,         April 1,
                                                                2002             2001
                                                              -------          -------
 Cash flows from operating activities:
    Net income (loss)                                         $ 2,411          $(3,349)
    Adjustments to reconcile net income (loss) to net
     cash used in  operating activities:
        Depreciation and amortization                             906            1,309
        Impairment charges                                       (636)             494
        Gain on sale of property and equipment, net              (389)             (92)
         (Increase) decrease in current assets                 (4,415)             390
        (Increase) decrease in other assets                        (1)              51
        Increase (decrease) in current liabilities                109           (1,896)
        Increase (decrease) in other liabilities                  646               64
                                                              -------          -------
              Net cash used in operating activities            (1,369)          (3,029)
                                                              -------          -------
 Cash flows from investing activities:
    Purchases of property and equipment                          (213)            (592)
    Proceeds from sale of property and equipment                3,745            5,369
    Restricted cash payments                                      526               --
                                                              -------          -------
           Net cash provided by investing activities            4,058            4,777
                                                              -------          -------
 Cash flows from financing activities:
    Repayments of borrowings                                   (4,433)            (610)
    Repayments of capital lease obligations                        (1)             (52)
                                                              -------          -------
           Net cash used in financing activities               (4,434)            (662)
                                                              -------          -------
 Net (decrease) increase in cash and cash equivalents          (1,745)           1,086
 Cash and cash equivalents, at beginning of period              3,554            1,602
                                                              -------          -------

 Cash and cash equivalents, at end of period                  $ 1,809          $ 2,688
                                                              =======          =======

 SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                     $   208          $ 4,831
                                                              =======          =======
   Cash paid (received) for income taxes                      $    --          $  (568)
                                                              =======          =======
   Cash paid for reorganization items                         $ 1,951          $    --
                                                              =======          =======
 SUPPLEMENTAL INVESTING AND
   FINANCING INFORMATION:
   Abandonment of capital lease                               $ 1,400          $    --
                                                              =======          =======
   Prepaid expenses paid with notes payable                   $   585          $    --
                                                              =======          =======




See accompanying notes to condensed consolidated financial statements

                 COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Cooker Restaurant Corporation and subsidiaries (the "Company") after elimination of intercompany accounts and transactions at March 31, 2002, and the statements of operations for the three months ended March 31, 2002 and cash flows for the three months ended March 31, 2002. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the operating results expected for the fiscal year ending December 29, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 30, 2001.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis and in accordance with AICPA Statement of Position ("SOP") 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

On May 25, 2001, the Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (Bankruptcy Code) with the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division. The Company is seeking relief in order to restructure its debt and to reorganize its operations due to a decrease in liquidity and the reluctance of the holders of its long-term debt (the Banks) to extend the forbearance of principal and interest payments. Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the Petition Date or to enforce pre petition date contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre- petition obligations. However, the Bankruptcy Court has approved payment of certain pre-petition liabilities such as employee wages and benefits. The Bankruptcy Court has also approved the retention of legal and financial professionals. As a result, the Company has engaged special counsel and reorganization consultants to assist the Company in its reorganization plans. The Company is also taking measures that are intended to increase sales and improve cash flows from operations. The Company is in possession of its properties and assets and continues to manage its businesses as debtors-in-possession subject to the supervision of the Bankruptcy Court. As debtors-in-possession, the Company has the right, subject to the Bankruptcy Court, to assume or reject any pre-petition executory contracts and unexpired leases.

The Company attributes the situation which led to the commencement of bankruptcy proceedings to rapid growth, development of unsuccessful new restaurants, deterioration of the quality of food and service and a soft economy. Notwithstanding significant efforts, including the hiring of a new chief executive officer and chief operations officer, deteriorating same-stores sales, a soft economy and a worsening liquidity position caused the Company to default under its secured financing. Efforts to refinance the secured debt or negotiate a forbearance agreement failed and the Company's secured lenders commenced foreclosure proceedings on some of the Company's core assets. The Company commenced the Chapter 11 proceedings to halt the foreclosures and attempt to maximize the value of its assets for the benefit of creditor and equity constituencies.

The Company is seeking to restructure its secured, priority and unsecured debt and continue operating its businesses as a going concern and plans to file a disclosure statement and plan of reorganization (the "Plan") with the Bankruptcy Court by May 31, 2002. It is likely that the Plan will provide for payments, or partial payments, to various classes of creditors over various periods of time, possibly including rights to purchase future equity in the Company, but is not likely to provide for a continuation of the current equity interests of shareholders in the Company. It is unlikely that holders of shares of stock of the Company will receive any distribution from the bankruptcy proceedings and all outstanding shares of stock of the Company are likely to be cancelled in the proceeding. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the Company continues its business operation as a debtor-in-possession. The Company is currently in negotiations with certain of its creditors to finalize the terms of the Plan. The Company believes that a reorganization, as opposed to a liquidation, will maximize value for all creditor constituencies, although the Company's equity holders are unlikely to receive any value in the reorganization. The Company intends to fund payments required under the Plan from cash generated by operations, by raising new equity capital and by disposing of certain of the Company's non-encumbered non-core assets.

The Company's recent losses and the Chapter 11 proceedings raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet obligations on a timely basis, to comply with the terms and conditions of its debt agreements, to obtain additional financing as may be required and profitably operate its business. Due to factors described above, the Company may be unable to continue as a going concern for a reasonable period of time.

NOTE 2: EARNINGS PER SHARE


Basic earnings per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the periods reported. Diluted earnings per share have been computed assuming the exercise of stock options and the vesting of restricted stock, as well as their related income tax effects, unless their effect is antidilutive.


Convertible subordinated debentures outstanding as of March 31, 2002, are convertible into 582,725 shares of common stock at $21.5625 per share and are due October 2002. In accordance with SFAS No. 128, these debentures are included in diluted earnings per share under the "if-converted" method unless the effect is antidilutive.

NOTE 3: IMPAIRMENT OF LONG-LIVED ASSETS


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


During the three months ended March 31, 2002, the Company closed 3 restaurants. One of these restaurants was a leased location and the lease was subsequently rejected. One of the closures was reported as held for sale and an impairment recorded at December 30, 2001. The remaining store has been classified as assets held for sale. No impairment was recorded on this store. These assets were taken out of service at the time the restaurants were closed and consequently no further depreciation was recognized. In conjunction with the leased store, the Company recorded an impairment charge of approximately $364,000. During the three months ended March 31, 2002, the Company revised its estimate of fair value for certain assets held for sale. As a result , the Company reversed approximately $971,000 of previously recognized impairment charges.

NOTE 4: NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. The Company adopted SFAS No. 142 effective December 31, 2001 and the adoption did not have an impact on the consolidated financial position, results of operations or cash flows of the Company.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement develops one accounting model for long-lived assets to be disposed of by sale and requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. This Statement also modifies the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from ongoing operations in a disposal transaction. The Company adopted SFAS No. 144 effective December 31, 2001 and the adoption did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 5: (GAIN) LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT

In the first quarter of 2002, the Company recorded a gain on disposal of a subleased property in Atlanta, Georgia of $389,000. In the first quarter of 2001, the Company recorded a gain on disposal of fixed assets of $92,000. The gain was a result of the sale of the corporate office building in West Palm Beach, Florida. Properties in Boardman, Ohio and Florence, Kentucky were also sold in the first quarter of 2001.

NOTE 6: LONG-TERM DEBT


Since the quarter ended October 1, 2000, the Company has not been in compliance with certain covenants pertaining to its debt with Bank Of America, N.A. (as successor to NationsBank) and First Union (collectively, the "Term Lenders"). Based on such non-compliance, the Term Lenders had the right to accelerate the repayment of the debt. In addition to not being in compliance with certain covenants, the Company did not make its full (interest and principal) payment due on July 3, 2000 nor did it make its principal payments in accordance with the terms of the loan due to the Term Lenders.

The Company received a six-month forbearance from the Term Lenders, effective through March 31, 2001, pertaining to its principal and interest payments during that time period, along with a second forbearance effective through May 25, 2001. The forbearance allowed for the postponement of principal and interest payments during the forbearance period. In January 2001, the Company sold three properties, one of which was the West Palm Beach Corporate Office Building. The majority of the sale proceeds were used to pay the interest portion of the term loan. During the forbearance period the Company made $4,450,000, $680,000 and $2,109,000 of primarily interest payments to the Term Lenders on January 21, 2001, April 20, 2001 and May 22, 2001, respectively, including $50,000 of related bank fees. In May 2001, the Company also sold its properties in Grand Rapids and Troy, Michigan and Palm Harbor, Florida. The proceeds were used to pay the interest portion of the Term Loan and to finance its acquisition of the Cool Springs, Tennessee store. During the first quarter of fiscal 2002, the Company sold two properties in Augusta, Georgia and Atlanta, Georgia. Proceeds in the amount of $3,222,000 were used to pay down the principal portion of the term loan. Also during the first quarter, the company used proceeds in the amount of $699,000 from the sale of excess land in Fairfax, Virginia in December 2001 to pay down the principal portion of the term loan.


Since the quarter ended October 1, 2000, the Company also has not been in compliance with certain covenants pertaining to its loan with CIT. Based on such non-compliance with certain covenants, CIT was entitled, at their discretion, to exercise certain remedies including acceleration of repayment. The Company has not received a waiver from CIT to cure the non-compliance.

Additionally, in September 2000, Bank of America, N.A., as the agent for holders of its senior credit facility, notified the trustee under the debentures that the Company was in default under its senior credit facility and that no payments could be made by the Company, or received by the trustee, with respect to the debentures. Such notification was within their rights as the agent for holders of the Company's senior credit facility. This notice blocked the Company's ability to pay the scheduled interest payments under the debentures as well as any payments of principal, any redemption payments or change of control purchase payment. The failure to make these payments, as required, and the existence of a default under the senior credit facility, constitutes a default under the terms of the debentures and certain other of the Company's credit arrangements

The Company has classified the term loan and the revolver as subject to compromise in the March 31, 2002 and the December 30, 2001, consolidated balance sheets as management believes those obligations are under secured and may be affected by any plan of reorganization that may be filed by the Company in the Chapter 11 proceedings. The Company has classified the loan with CIT as subject to compromise in the March 31, 2002 and the December 30, 2001, consolidated balance sheet as the obligation is under secured. The Company has classified the obligation to the holders of the debentures as a liability that is subject to compromise in the consolidated balance sheets as of March 31, 2002 and December 30, 2001, as the obligation is unsecured. As these obligations are all classified as subject to compromise, the Company has ceased the accrual of interest on these obligations. As a result, interest of $1,605,000 from December 31, 2001 to March 31, 2002, was not recorded in these financial statements.

On August 30, 2001 the Company borrowed $3,000,000, at 15% interest, from a third party with a maturity date of September 1, 2003. The loan is secured by three parcels of real property and has interest payments of $37,500 payable on the first day of every month. This loan was used primarily to finance working capital.

NOTE 7: CONTINGENCIES

The case of Rebecca Conway v. Cooker Restaurant Corporation was filed in the Courts of Common Pleas, Cuyahoga County, Ohio in October 2000. This suit is a result of an after hours, non-Cooker sanctioned, function which resulted in the termination of four Cooker managers and five Cooker crewmembers. One of the terminated crewmembers, the plaintiff, is alleging inappropriate and unwelcome behavior of others toward the plaintiff the night in question. The suit names the Company, two Cooker managers and two crewmembers as defendants with six counts against each; sexual harassment, retaliatory suspension and discharge, assault, battery, invasion of privacy, and intentional infliction of emotional distress. For each defendant and each count the plaintiff is seeking $25,000 and undetermined amounts defined as "such further relief as the court deems necessary and proper" and attorney fees via a jury trial. The lawsuit has been stayed pending the bankruptcy filing by the Company. The Company intends to vigorously defend the lawsuit, but there can be no assurance that the Company will ultimately prevail. Because the case is in its early stages the Company has not yet determined the impact, if any, upon the financial statements.

The Company is a party to various other claims and legal actions arising in the ordinary course of business. In the opinion of management based on advice from counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity


Liabilities subject to compromise refers to liabilities incurred prior to the commencement of the Chapter 11 proceedings. These liabilities consist primarily of amounts outstanding under long-term debt and also include accounts payable, accrued interest, and other accrued expenses. These amounts represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 Case. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims; (4) future rejection of additional executory contracts or unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 proceedings.


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

NOTE 8: INCOME TAX RECEIVABLE

Due to the Job Creation and Worker Assistance Act of 2002 signed by the President on March 9, 2002, the Company will file for a federal income tax refund in fiscal 2002 to carry back five years its fiscal 2001 federal net operating loss. As a result, the Company has recorded a $3,535,000 income tax receivable at March 31, 2001.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


On May 25, 2001, the Company commenced bankruptcy proceedings by filing a voluntary Chapter 11 bankruptcy petition under the Bankruptcy Code. Chapter 11 allows a debtor, and under some circumstances, creditors and other parties in interest, to propose a plan of reorganization. The plan may provide for the debtor to reorganize by continuing to operate, to liquidate by selling assets of the estate, or a combination of both. The Company is seeking to restructure its secured, priority and unsecured debt and continue operating its businesses as a going concern and plans to file a disclosure statement and plan of reorganization (the "Plan") with the Bankruptcy Court by May 31, 2002. It is likely that the Plan will provide for payments, or partial payments, to various classes of creditors of the Company over various periods of time, but it is unlikely that it will provide for a continuation of the current equity interests of shareholders of the Company. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the Company continues its business operation as a debtor-in-possession. The Company is currently in negotiations with certain of its creditors to finalize the terms of the Plan. The Company believes that a reorganization, as opposed to a liquidation, will maximize value for all creditor constituencies. The Company intends to fund payments required under the Plan from cash generated by operations, by raising additional equity and disposing of certain of the Company's non-core assets.

The Company attributes the situation which led to the commencement of bankruptcy proceedings to rapid growth, development of unsuccessful new restaurants, deterioration of the quality of food and service and a soft economy. Notwithstanding significant efforts, including the hiring of a new chief executive officer and chief operations officer, deteriorating same-stores sales, a soft economy and a worsening liquidity position caused the Company to default under its secured financing. Efforts to refinance their secured debt or negotiate a forbearance agreement failed and the Company's secured lenders commenced foreclosure proceedings on some of the Company's core assets. The Company commenced the Chapter 11 proceedings to halt the foreclosures and attempt to maximize the value of its assets for the benefit of creditor and equity constituencies.

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

                 COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                             RESULTS OF OPERATIONS

                                                     Three Months Ended
                                                 --------------------------
                                                 March 31,         April 1,
                                                   2002             2001
                                                  ------           ------
Sales                                              100.0%           100.0%
                                                  ------           ------
Cost of Sales:
     Food and beverage                              30.1%            29.5%
     Labor                                          38.2%            38.0%
     Restaurant operating expenses                  22.5%            22.1%
     Restaurant depreciation                         3.4%             2.5%
General and administrative                           6.1%             7.2%
Impairment of long-lived assets                     -2.7%             1.3%
Interest expense                                     0.9%             7.7%
Amortization of loan fees                            0.2%             0.7%
Gain  on sale of property and equipment             -1.7%            -0.2%
Interest and other (income) expense, net            -0.3              0.2%
                                                  ------           ------
                                                    96.8%           109.0%
                                                  ------           ------
Reorganization expenses:
    Closed store expenses                            4.8%              --
    Professional fees                                3.4%              --
                                                  ------           ------
                                                     8.2%              --
                                                  ------           ------

Loss before benefit for income taxes                -5.0%            -9.0%

Benefit for income taxes                           -15.7%              --
                                                  ------           ------

Net loss                                            10.7%            -9.0%
                                                  ======           ======


SALES

Sales for the first quarter of fiscal 2002 decreased 39.8%, or $14,878,000, to $22,510,000 compared to sales of $37,388,000 for the first quarter of fiscal 2001. The decrease is due to a decrease in the number of guests at the restaurants as well as a decrease in the number of stores operating during the comparable periods. At the end of the first quarter of 2002, the Company operated 40 restaurants, compared to 64 at the end of the first quarter of 2001. Same store sales were down 15.6% for the three months ended March 31, 2002 from the three months ended April 1, 2001. To address the decrease in sales, the Company has increased its staffing at its restaurants, revised its standard national menu to a regional menu, changed key operations executives and implemented other procedures to emphasize customer service.

FOOD AND BEVERAGE

The cost of food and beverage for the first quarter of 2002 was $6,781,000 as compared to $11,040,000 for the first quarter of 2001. The decrease of $4,259,000 is primarily due to the decrease in the number of restaurants and decreased sales for the quarter compared to last year. The decrease was partially offset by a 0.6% increase in food cost. As a percentage of sales, the cost of food and beverage was 30.1% for the first quarter of 2002, as compared to

29.5% for the first quarter of 2001. The increase in food and beverage cost as a percentage of sales in 2002 is due primarily to increased prices for produce and beef.

LABOR

Labor costs for the first quarter of 2002 were $8,610,000 as compared to $14,208,000 for the first quarter of 2001. Labor costs as a percentage of sales for the third quarter of 2001 were 38.2% as compared to 38.0% for the first quarter of 2001. The percentage increase is due primarily to decreased same-store sales for the quarter as well as increased staffing levels at the restaurants. The company has focused on increasing staffing levels at the restaurants in an effort to provide better service to its guests.

RESTAURANT OPERATING EXPENSES

Restaurant operating expenses for the first quarter of 2002 were $5,067,000 as compared to $8,257,000 for the first quarter of 2001. The decrease of $3,190,000 was primarily due to a decrease in the number of operating restaurants. Restaurant operating expenses as a percentage of sales for the three months ended March 31, 2002 were 22.5%, as compared to 22.1% for the comparable period in the prior year. The increase in restaurant operating expenses as a percentage of sales is due primarily to the reduction in sales as discussed above.

RESTAURANT DEPRECIATION

Restaurant depreciation expense for the first quarter of 2002 was $766,000, as compared to $928,000 for the comparable period in the prior year. The decrease of $162,000 for the first quarter of 2002 is due primarily to the closing of and reclassification of restaurants from property and equipment to assets held for sale during the last twelve months.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the first quarter of 2002 were $1,374,000 as compared to $2,701,000 for the first quarter of 2001. The decrease of $1,327,000 was primarily due to decreases in salaries and benefits in the amount of $560,000, outside services, including legal and marketing costs, of $489,000 and travel and related expenses of $176,000. During the fourth quarter of 2001, the Company closed its administrative offices in West Palm Beach, Florida and relocated these functions to Nashville, Tennessee, where the corporate headquarters is located. Due to reductions in the number of restaurants, significant downsizing of support functions were also made. In 2001 the Company incurred significant legal fees to defend itself against several lawsuits, which were settled in 2001.

IMPAIRMENT OF LONG-LIVED ASSETS

Impairment charges on certain properties recorded in prior periods were reversed in the amount of $971,000 in first quarter of 2002 due to revisions of estimates of fair value. Also during the first quarter of 2002, the Company recorded impairment charges in the net amount of $364,000 representing primarily the net book values of certain leasehold improvements and equipment relating to an unexpired lease for one restaurant that it has subsequently rejected under the provisions of the Bankruptcy Code. During the three months ended April 1, 2001, the Company recorded impairment charges in the amount of $494,000 on 3 restaurants which were sold in May 2001.

REORGANIZATION EXPENSES

During the three months ended March 31, 2002, the Company accrued $138,000 to cover the estimated carrying costs of the stores that it closed during the period. These charges include estimated utilities, insurance and real estate taxes for a period of nine months for owned locations. The Company also accrued $828,000 for its obligations for certain lease termination and real estate costs under section 502(b)(6) of the Bankruptcy Code. The 502(b)(6) liability is included in accrued liabilities subject to compromise at March 31, 2002.

In addition, during the three months ended March 31, 2002, the Company expensed $770,000 to outside professionals who are contracted to assist the Company in its reorganization efforts.

INTEREST EXPENSE

Interest expense in the first quarter of 2002 was $208,000 as compared to $2,861,000 in the first quarter of 2001. The decrease of $2,653,000 was due to the cessation of interest accrual on the Company's debt subject to compromise. This decrease was slightly offset by interest on financing obtained subsequent to May 25, 2001.

GAIN ON SALE OF PROPERTY AND EQUIPMENT, NET

During the three months ended March 31, 2002, the Company recorded a gain on the sale of a sublease property in the amount $389,000. Another owned property was sold during the first quarter of 2002 for its net book value, resulting in no gain or loss. During the three months ended April 1, 2001, the gain resulted from the sale of the

Company's corporate office building in West Palm Beach, Florida. Two other owned properties were sold during the first quarter of 2001 for the net book value of the assets, resulting in no gain or loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are for working capital and improvements to existing restaurants. Prior to its filing for bankruptcy protection, the majority of the Company's financing for operations and working capital was provided by internally generated cash flows from operations and amounts available under the revolver.

On May 25, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code ("Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division. The Company is seeking relief in order to restructure its debt and to reorganize its operations due to a decrease in liquidity and the reluctance of the holders of its long-term debt (the "Banks") to extend the forbearance of principal and interest payments. Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. However, the Bankruptcy Court has approved payment of certain pre-petition liabilities such as employee wages and benefits. The Bankruptcy Court has also approved the retention of legal and financial professionals. As a result, the Company has engaged special counsel and reorganization consultants to assist the Company in its operations plans. The Company is also taking measures that are intended to increase sales and improve cash flows from operations. The Company is in possession of its properties and assets and continues to manage its business as a debtor-in-possession subject to the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court approval, to assume or reject any pre-petition executory contracts and unexpired leases.

While operating as debtors-in-possession under the protection of the Bankruptcy Code, and subject to the Bankruptcy Court approval or as otherwise permitted in the ordinary course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, the amounts and classifications reported in the condensed consolidated historical financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of the Chapter 11 proceedings.

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the Company's bankruptcy proceedings. In particular, such condensed consolidated financial statements do not purport to show (i) as to assets, their realizable value on a liquidation or sale basis or their availability to satisfy liabilities, (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company or (iv) as to operations, the effect of any changes that may be made in its business.

The Company's condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to successfully reorganize.

As of March 31, 2002, the Company had not filed a reorganization plan with the Bankruptcy Court. If management is unable to implement a successful plan, the lenders, subject to the Bankruptcy Court approval, could foreclose on the collateral assets, which would have a material adverse effect on the Company's financial condition, results of operations and liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company received a six-month forbearance from the Term Lenders, effective through March 31, 2001, pertaining to its principal and interest payments during that time period, along with a second forbearance effective through May 25, 2001. The forbearance allowed for the postponement of principal and interest. During the forbearance period the Company made $4,450,000, $680,000 and $2,109,000 of mostly interest payments to the

Term Lenders on January 21, 2001, April 20, 2001 and May 22, 2001 respectively, including $50,000 of related bank fees. In May 2001, the Company also sold its properties in Grand Rapids and Troy, Michigan and Palm Harbor, Florida. The proceeds were used to pay the interest portion of the Term Loan and to finance its acquisition of the Cool Springs, Tennessee store. The Company negotiated with the lenders for a possible extension of the standstill agreement for a period of 12 months to allow the Company time to secure new financing. The lenders were unwilling to grant such a standstill agreement, hence, the Company chose to seek protection under the Bankruptcy Code. Accordingly, on May 25, 2001 the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division.

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

Since April 1, 2001, the Company has closed 24 restaurants. To offset the shortfall in working capital resulting from the net reduction in cash flows from the closing of restaurants and restrictions as a result of its Chapter 11 petition, the Company obtained Debtor-in-Possession financing of $1,000,000 from a stockholder of the Company in the second quarter of fiscal 2001 which was subsequently repaid on August 30, 2001 from the proceeds of a $3,000,000 loan obtained from a third party at an interest rate of 15%. The loan, which is secured by three parcels of real property, matures on September 1, 2003.

The Company does not intend to open any new restaurants in fiscal 2002. Total cash expenditures for restaurant improvements are projected to be approximately $270,000 for the remainder of fiscal 2002.

In addition to the sale of certain assets, in July 2001, the Company received an income tax refund of $1,500,000, which was used to finance its working capital. Due to the Job Creation and Worker Assistance Act of 2002 signed by the President on March 9, 2002, the Company will file for a federal income tax refund in fiscal 2002 to carry back five years its fiscal 2001 federal net operating loss. As a result, the Company has recorded a $3,535,000 income tax receivable at March 31, 2002, the proceeds of which the Company intends to use to assist in its reorganization.

In fiscal 2001, the Company completed the process of implementing a new regional menu in all of its locations. The menu features new recipes, new presentations and larger portions, as well as new items. The Company believes that the changes to the menu, as well as the focus on guest service, will have the impact of increasing sales and operating margins, as well as operating cash flows.

There can be no assurance that the steps the Company is taking to increase sales from the remaining restaurants will increase working capital or cash flows from operations. Nor can there be any assurance that the Company's efforts to sell closed store properties, restructure its debt and reorganize its operations through the bankruptcy court will be successful. In such event, the Company may experience negative cash flows in the future.

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. If management's plans described above are not successful, subject to the bankruptcy court approval, the lenders could exercise their right to foreclose on the collateral assets, which would have a material adverse effect on the Company's financial condition, results of operations and liquidity. These conditions may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through the petition date on May 25, 2001, the Company had a significant amount of indebtedness, which accrued interest at fixed and variable rates. As of March 31,2002, the aggregate amount of our outstanding indebtedness was $83,495,000, of which $55,457,000 accrued interest at variable rates and $28,038,000 accrued interest at fixed rates. The interest rate of the variable rate indebtedness fluctuated with changes in the LIBOR rate applicable under the terms of our term loan or revolver. A change in the LIBOR rate under these agreements would have affected the interest rate at which indebtedness outstanding accrued. In connection with the Company's bankruptcy proceedings and plan of reorganization, the above obligations have been classified as subject to compromise and the Company has ceased the accrual of interest. The Company is currently in negotiations with certain of its creditors to finalize the terms of the plan of reorganization and restructure its debt, the terms of which have not yet been finalized. Prior to May 25, 2001, interest rate exposure was measured using interest rate sensitivity analysis to determine the effect on the Company's derivative and other variable rate financial instruments in the event of hypothetical changes in interest rates. Such hypothetical changes reflect management's best estimate of reasonable possible, near-term changes. A hypothetical change in the Company's interest rate on the variable rate debt would have impacted interest expense for fiscal 2000 by approximately $579,000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On May 25, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division.

No material developments occurred during the fiscal quarter ended March 31, 2002 with respect to any material pending legal proceedings.

The case of Rebecca Conway v. Cooker Restaurant Corporation was filed in the Courts of Common Pleas, Cuyahoga County, Ohio in October 2000. This suit is a result of an after hours, non-Cooker sanctioned, function which resulted in the termination of four Cooker managers and five Cooker crew members. One of the terminated crew members, the plaintiff, is alleging inappropriate and unwelcome behavior of others toward the plaintiff that night in question. The suit names Cooker Restaurant, two Cooker managers and two crew members as defendants with six counts against each; sexual harassment, retaliatory suspension and discharge, assault, battery, invasion of privacy, and intentional infliction of emotional distress. For each defendant and each count the plaintiff is seeking $25,000 and undetermined amounts "such further relief as the court deems necessary and proper" and attorney fees via a jury trial. The lawsuit has been stayed pending the bankruptcy filing by the Company. The Company intends to vigorously defend the lawsuit, but there can be no assurance that the Company will ultimately prevail, because the case is in its early stages the Company has not yet determined the impact, if any, upon the financial statements.

Routine Proceedings

The Company is a party to various other claims and legal actions arising in the ordinary course of business. In the opinion of management based on advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Since the quarter ended October 1, 2000, the Company has not been in compliance with certain covenants pertaining to its debt with Bank Of America, N.A. (as successor to NationsBank) and First Union (collectively, the "Term Lenders"). Based on such non-compliance, the Term Lenders had the right to accelerate the repayment of the debt. In addition to not being in compliance with certain covenants, the Company did not make its full (interest and principal) payment due on July 3, 2000 nor did it make its principal payments in accordance with the terms of the loan due to the Term Lenders. The Company has not received a waiver from the Term Lenders to cure the non-compliance as of March 31, 2002.

Since the quarter ended October 1, 2000, the Company also has not been in compliance with certain covenants pertaining to its loan with CIT. Based on such non-compliance with certain covenants, CIT was entitled, at their discretion, to exercise certain remedies including acceleration of repayment. The Company has not received a waiver from CIT to cure the non-compliance as of March 31, 2002.

Additionally, in September 2000, Bank of America, N.A., as the agent for holders of its senior credit facility, notified the trustee under the debentures that the Company was in default under its senior credit facility and that no payments could be made by the Company, or received by the trustee, with respect to the debentures. Such notification was within their rights as the agent for holders of the Company's senior credit facility. This notice blocked the Company's ability to pay the scheduled interest payments under the debentures as well as any payments of principal, any redemption payments or change of control purchase payments. The failure to make these payments, as required, and the existence of a default under the senior credit facility, constitutes a default under the terms of the debentures and certain other of the Company's credit arrangements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



COOKER RESTAURANT CORPORATION
(The "Registrant")

Date: May 20, 2002


By:
/s/ Henry R. Hillenmeyer
----------------------------------
    Henry R. Hillenmeyer
    Chairman of the Board of Directors, Chief Executive Officer and Director (Principal executive officer and duly authorized officer)

By

/s/ David Sanford
-----------------------------------
    David Sanford
    Asst. Secretary - Controller
    (Principal financial and accounting officer)