Form 10-Q
period 2002-06-30
COOKER RESTAURANT CORP /OH/
filed 2002-08-20
CIK 832412

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                              --------------------

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2002

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

             [X]                              [ ]

             Yes                              No


                   6,481,578 COMMON SHARES, WITHOUT PAR VALUE
        (number of common shares outstanding as of the close of business on August 12, 2002)

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                 COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                              June 30,         December 30,
                               ASSETS                                           2002               2001
                                                                              ---------        ------------
                                                                             (Unaudited)
Current Assets:
   Cash and cash equivalents                                                  $     587         $   3,554
   Restricted cash                                                                7,575             4,914
   Inventory                                                                        510               730
   Income tax receivable                                                          3,681                --
   Assets held for sale                                                          16,201            20,735
   Prepaid and other current assets                                               1,424               657
                                                                              ---------         ---------
          Total current assets                                                   29,978            30,590
   Property and equipment, net                                                   57,056            65,191
   Other assets, net                                                              1,761             1,837
                                                                              ---------         ---------

Total assets                                                                  $  88,795         $  97,618
                                                                              =========         =========

                  LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
   Notes payable                                                              $     473         $      --
   Accounts payable                                                                 881               874
   Accrued liabilities                                                            5,650             6,203
   Capital lease obligation, current                                                  4                 4
                                                                              ---------         ---------
          Total current liabilities                                               7,008             7,081

Long-term debt                                                                    2,907             3,000
Long-term capital lease obligation                                                  493             2,894
Other liabilities                                                                   996             1,155
Accounts payable subject to compromise                                            6,135             6,159
Accrued liabilities subject to compromise                                         7,567             6,740
Long-term debt subject to compromise                                             67,912            72,132
Convertible debentures subject to compromise                                     12,547            12,547
                                                                              ---------         ---------
          Total liabilities                                                     106,565           111,708
                                                                              ---------         ---------
Commitments and contingencies Shareholders' deficiency:
   Common shares-without par value: authorized 30,000,000 shares;
      issued 10,548,000 at June  30, 2002 and December 30, 2001                  57,398            57,398
   Accumulated deficit                                                          (31,701)          (27,968)
   Deferred compensation                                                           (304)             (357)
   Treasury stock, at cost, 4,066,000 shares at
      June  30, 2002 and December 30, 2001                                      (43,163)          (43,163)
                                                                              ---------         ---------
          Total shareholders' deficiency                                        (17,770)          (14,090)
                                                                              ---------         ---------
Total liabilities and shareholders' deficiency                                $  88,795         $  97,618
                                                                              =========         =========

See accompanying notes to condensed consolidated financial statements

                 COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                         Three Months Ended                  Six Months Ended
                                                                      ------------------------           ------------------------
                                                                        June 30,      July 1,             June 30,       July 1,
                                                                         2002          2001                2002           2001
                                                                      -------------------------          ------------------------
 Sales                                                                $ 18,654         $ 30,460          $41,164         $ 67,848
                                                                      -------------------------          ------------------------
 Cost of Sales:
      Food and beverage                                                  5,469            9,546           12,250           20,586
      Labor                                                              7,770           12,510           16,380           26,718
      Restaurant operating expenses                                      4,145            7,103            9,212           15,360
      Restaurant depreciation                                              724              967            1,490            1,895
 General and administrative                                              1,379            2,407            2,753            5,108
 Impairment of long-lived assets                                         3,918            5,443            3,311            5,937
 Interest expense (contractual interest of $1,731,
 $2,128, $3,544, and $4,989, respectively)                                 156            2,128              364            4,989
 Amortization of loan fees                                                  37               --               76              271
 (Gain) loss on sale of property and equipment, net                       (193)             204             (582)             112
 Interest and other (income) expense, net                                  (19)              (3)             (87)              65
                                                                      -------------------------          ------------------------
                                                                        23,386           40,305           45,167           81,041
                                                                      -------------------------          ------------------------

 Reorganization expenses:
      Closed store expenses                                                325            1,657            1,408            1,657
      Professional fees                                                  1,233              428            2,003              428
                                                                      -------------------------          ------------------------
                                                                         1,558            2,085            3,411            2,085
                                                                      -------------------------          ------------------------

 Loss before benefit for income taxes                                   (6,290)         (11,930)          (7,414)         (15,278)

 Benefit for income taxes                                                 (146)              --           (3,681)              --
                                                                      -------------------------          ------------------------

 Net loss                                                             $ (6,144)        $(11,930)        $ (3,733)        $(15,278)
                                                                      =========================         =========================
 Basic loss per common share:
      Net loss                                                        $  (1.01)        $  (1.99)        $  (0.61)        $  (2.55)
                                                                      =========================         =========================

 Diluted loss per common share:
      Net loss                                                        $  (1.01)        $  (1.99)        $  (0.61)        $  (2.55)
                                                                      =========================         =========================

Weighted average number of common shares
     outstanding - basic and diluted                                     6,110            6,002            6,093            5,994
                                                                      =========================         =========================

See accompanying notes to condensed consolidated financial statements

                 COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)

                                                                              Six Months Ended
                                                                         -------------------------
                                                                         June 30,          July 1,
                                                                           2002             2001
                                                                         --------         --------
Cash flows from operating activities:
   Net loss                                                              $ (3,733)        $(15,278)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                           1,789            2,354
    Impairment charges                                                      3,340            5,937
    (Gain) loss on sale of property and equipment, net                       (582)             112
    Contribution of common stock to 401K plan                                  --               23
    (Increase) decrease in current assets                                  (3,340)             717
    Increase in other assets                                                   --           (1,116)
    Increase in accounts payable and accrued expenses                         257            4,015
   (Decrease) increase in other liabilities                                  (159)             101
                                                                         --------         --------
   Net cash used in operating activities                                   (2,428)          (3,135)
                                                                         --------         --------

Cash flows from investing activities:
   Purchases of property and equipment                                       (558)          (2,216)
   Proceeds from sale of property and equipment                             7,409            9,317
   Restricted cash deposits                                                (2,661)              --
                                                                         --------         --------
   Net cash provided by investing activities                                4,190            7,101
                                                                         --------         --------

Cash flows from financing activities:
   Proceeds from borrowings                                                    --            1,000
   Repayments of borrowings                                                (4,728)          (2,111)
   Repayments of capital lease obligations                                     (1)             (52)
                                                                         --------         --------
   Net cash used in financing activities                                   (4,729)          (1,163)
                                                                         --------         --------

Net (decrease) increase in cash and cash equivalents                       (2,967)           2,803

Cash and cash equivalents, at beginning of period                           3,554            1,602
                                                                         --------         --------

Cash and cash equivalents, at end of period                              $    587         $  4,405
                                                                         ========         ========

See accompanying notes to condensed consolidated financial statements

                 COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Cooker Restaurant Corporation and subsidiaries (the "Company") after elimination of intercompany accounts and transactions at June 30, 2002, and the results of operations for the three and six months ended June 30, 2002 and cash flows for the six months ended June 30, 2002. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the operating results expected for the fiscal year ending December 29, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the fiscal year ended December 30, 2001.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis and in accordance with AICPA Statement of Position ("SOP") 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

On May 25, 2001 (the "Petition Date"), the Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code ("Bankruptcy Code"), with the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division. The Company is seeking relief in order to restructure its debt and to reorganize its operations due to a decrease in liquidity and the reluctance of the holders of its long-term debt (the "Banks") to extend the forbearance of principal and interest payments. Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the Petition Date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre- petition obligations. However, the Bankruptcy Court has approved payment of certain pre-petition liabilities such as employee wages and benefits. The Bankruptcy Court has also approved the retention of legal and financial professionals. As a result, the Company has engaged special counsel and reorganization consultants to assist the Company in its reorganization plans. The Company is also taking measures that are intended to increase sales and improve cash flows from operations. The Company is in possession of its properties and assets and continues to manage its businesses as debtors-in-possession subject to the supervision of the Bankruptcy Court. As debtors-in-possession, the Company has the right, subject to the Bankruptcy Court, to assume or reject any pre-petition executory contracts and unexpired leases.

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

The Company is seeking to restructure its secured, priority and unsecured debt and continue operating its businesses as a going concern. The Company filed its plan of reorganization (the "Plan") and disclosure statement with the Bankruptcy Court on July 3, 2002. The Plan is a reorganization plan pursuant to which the Company seeks to restructure its secured, priority and unsecured debt and continue operating its businesses as a going concern. If the Plan is confirmed, the Company will emerge from chapter 11 bankruptcy protection as a private company whose common stock will be owned by investors, who will contribute $4 million of new equity financing, and management. In addition to the new equity financing, the Company will fund the payments required by the Plan from cash generated by operations, net proceeds of the sale of excess property, an expected federal income tax refund of $3.7 million and additional borrowings of $1 million from the Company's principal secured lenders.

Under the Plan, the Company's secured debt will be restructured and general unsecured creditors will receive a combination of cash and warrants to purchase stock of the newly reorganized entity. Under the Plan, holders of claims in the general unsecured creditor class are expected to receive approximately 12% on account of their claims plus warrants to purchase 15% of the common stock of the newly reorganized entity.

Since the Company's assets will be insufficient to pay all classes of creditors entitled to priority of payment, there will not be any funds available for distributions to holders of shares of stock of the Company. Accordingly, the Plan provides that all holders of equity security interests in the Company (including but not limited to the common stock of the Company, restricted stock held pursuant to the 2001 Restricted Stock Plan, all related rights to acquire shares of Class A Junior Participating Preferred Shares, and all options, warrants or other rights to purchase securities of the Company) will be canceled.

As the holders of the Company's equity security interests will receive nothing under the Plan, they are deemed, under the United States Bankruptcy Code, as having voted to reject the Plan. The Company will inform the Court of the deemed rejection by the holders of equity security interests at the hearing on the confirmation of the Company's Plan. No class of holders junior to the holders of equity security interests will receive any distribution under the Plan. Accordingly, pursuant to section 1129(b) of the Bankruptcy Code, the Court can confirm the Plan over the objection of the holders of equity security interests and their deemed rejection of the Plan if the Court finds that the Plan is fair and equitable and does not discriminate unfairly.

The Company's recent losses and the Chapter 11 proceedings raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet obligations on a timely basis, to comply with the terms and conditions of its debt agreements, to obtain additional financing as may be required to successfully execute the Plan and profitably operate its business. Due to factors described above, the Company may be unable to continue as a going concern for a reasonable period of time.

NOTE 2: LOSS PER SHARE

Basic earnings per share have been computed by dividing net loss by the weighted average number of shares outstanding during the periods reported. Diluted earnings per share have been computed assuming the exercise of stock options and the vesting of restricted stock, as well as their related income tax effects, unless their effect is antidilutive. All contingently issuable shares were excluded from the computation of diluted weighted-average shares for all periods presented as the inclusion of those shares would be antidiltive.

Convertible subordinated debentures outstanding as of June 30, 2002, are convertible into 582,725 shares of common stock at $21.5625 per share and are due October 2002. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, these debentures are included in diluted earnings per share under the "if-converted" method unless the effect is antidilutive. The converted shares were not included in the computation of diluted weighted-average shares for any period presented as the inclusion of the converted shares would be antidilutive.

NOTE 3: IMPAIRMENT OF LONG-LIVED ASSETS

Annually, or more frequently if events or circumstances change, a determination is made by management to ascertain whether property and equipment and other intangibles have been impaired based upon the sum of estimated future undiscounted cash flows from operating activities. The Company's impairment analysis is based on cash flows at an individual restaurant level. If the estimated net cash flows are less than the carrying amount of such assets, the Company will recognize an impairment loss in an amount necessary to write down the assets to fair value. Impairment charges for assets held for use were determined from expected future discounted cash flows and prices for similar assets, and impairment charges for assets held for sale were determined based on the fair value of the asset less any estimated selling costs.

During the three and six months ended June 30, 2002, the Company recorded an impairment charge for five of its operating restaurants totaling $1,963,000. This impairment charge resulted from current period operating and cash flow losses at these locations. The impaired assets primarily represent buildings and furniture, fixtures and equipment.

During the three months ended June 30, 2002, the Company recorded an impairment charge of $2,172,000 for nine of its properties held for sale and reversed $217,000 of impairment charges previously taken on two of its properties held for sale. For the six months ended June 30, 2002, the Company recorded an impairment charge of $2,536,000 for ten of its properties held for sale and reversed $1,188,000 of impairment charges previously taken on five of its properties held for sale. Reversals of previously recognized impairment charges are recognized as a result of revisions of estimates of fair value. These assets are being held for sale as a result of the decision to close these restaurants due to poor operating performance. Assets held for sale primarily represent buildings and furniture, fixtures and equipment. These assets are expected to be sold prior to the end of 2002.

NOTE 4: NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. The Company adopted SFAS No. 142 effective December 31, 2001 and the adoption did not have an impact on the consolidated financial position, results of operations or cash flows of the Company.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The two most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No. 13, Accounting for Leases. As a result of the elimination of SFAS No. 4, gains and losses from extinguisment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations-Discontinued Events and Extraordinary Items. The amendment to SFAS No. 13 changes the accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions to require those lease modifications to be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The amendment to SFAS No. 13 is effective for all transactions after May 15, 2002. Management does not believe the adoption of SFAS No. 145 will have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee

Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between this Statement and EITF Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for all exit or disposal activities after December 31, 2002. Management has not completed the process of determining the effect on the consolidated financial position, results of operations or cash flows of the Company.

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

The Company received a six-month forbearance from the Term Lenders, effective through March 31, 2001, pertaining to its principal and interest payments during that time period, along with a second forbearance effective through May 25, 2001. The forbearance allowed for the postponement of principal and interest payments during the forbearance period. In January 2001, the Company sold three properties, one of which was the West Palm Beach Corporate Office Building. The majority of the sale proceeds were used to pay the interest portion of the term loan. During the forbearance period the Company made $4,450,000, $680,000 and $2,109,000 of primarily interest payments to the Term Lenders on January 21, 2001, April 20, 2001 and May 22, 2001, respectively, including $50,000 of related bank fees. In May 2001, the Company also sold its properties in Grand Rapids and Troy, Michigan and Palm Harbor, Florida. The proceeds were used to pay the interest portion of the Term Loan and to finance its acquisition of the Cool Springs, Tennessee store. During the first quarter of fiscal 2002, the Company sold two properties in Augusta, Georgia and Atlanta, Georgia. Proceeds in the amount of $3,222,000 were used to pay down the principal portion of the term loan. Also during the first quarter, the company used proceeds in the amount of $699,000 from the sale of excess land in Fairfax, Virginia in December 2001 to pay down the principal portion of the term loan. During the second quarter of fiscal 2002, the Company sold three properties in Tallahassee, Florida, Gainesville, Florida and Lexington, Kentucky. Proceeds in the amount of $3,214,000 were used to pay down the principal portion of the term loan in July 2002.

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

The Company has classified the term loan and the revolver as subject to compromise in the June 30, 2002 and the December 30, 2001, consolidated balance sheets as those obligations are under secured and will be affected by the plan of reorganization that has been filed by the Company in the Chapter 11 proceedings. The Company has classified the loan with CIT as subject to compromise in the June 30, 2002 and the December 30, 2001, consolidated balance sheet as the obligation is under secured. The Company has classified the obligation to the holders of the debentures as a liability that is subject to compromise in the consolidated balance sheets as of June 30, 2002 and December 30, 2001, as the obligation is unsecured. As these obligations are all classified as subject to compromise, the Company has ceased the accrual of interest on these obligations. As a result, interest of $3,180,000 from December 31, 2001 to June 30, 2002, was not recorded in these financial statements.

On August 30, 2001 the Company borrowed $3,000,000, at 15% interest, from a third party with a maturity date of September 1, 2003. The loan is secured by three parcels of real property and has interest payments of $37,500 payable on the first day of every month. This loan was used primarily to finance working capital. During the six months ended June 30, 2002, a portion of land of one on the secured properties was sold for approximately $94,000 and the proceeds used to repay a portion of this loan.

Under the Company's plan of reorganization, the Company's secured portion of the Company's debt will be restructured. Holders of unsecured debt along with other general unsecured creditors will receive a combination of cash and warrants to purchase stock of the newly reorganized entity. See Note 1 for a discussion of the the Company's plan of reorganization.

NOTE 6: CONTINGENCIES

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

NOTE 7: INCOME TAX RECEIVABLE

Due to the Job Creation and Worker Assistance Act of 2002 signed by the President on March 9, 2002, the Company will file for a federal income tax refund in fiscal 2002 to carry back five years its fiscal 2001 federal net operating loss. As a result, the Company has recorded a $3,681,000 income tax receivable at June 30, 2002.

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest for the six months ended June 30, 2002 and July 1, 2001 was approximately $364,000 and $1,422,000, respectively. Cash paid (received) for taxes during the six months ended June 30, 2002 and July 1, 2001 was approximately $240,000 and ($65,000), respectively. Cash paid for reorganization items for the six months ended June 30, 2002 and July 1, 2001 was approximately $2,781,000 and $296,000, respectively. In fiscal 2001, the Company issued 496,000 shares of common stock from the Company's treasury stock. During the six months ended June 30, 2002 the Company rejected a capital lease in the amount of $1,400,000 under the provisions of the Bankruptcy Code. Also during the six months ended June 30, 2002, the Company financed certain policies of its 2002 insurance coverage with notes payable in the amount of $888,000.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On May 25, 2001, the Company commenced bankruptcy proceedings by filing a voluntary Chapter 11 bankruptcy petition under the Bankruptcy Code. Chapter 11 allows a debtor, and under some circumstances, creditors and other parties-in-interest, to propose a plan of reorganization. The Company filed its plan of reorganization (the "Plan") and disclosure statement with the Bankruptcy Court on July 3, 2002. The Plan is a reorganization plan pursuant to which the Company seeks to restructure its secured, priority and unsecured debt and continue operating their businesses as a going concern. If the Plan is confirmed, the Company will emerge from chapter 11 bankruptcy protection as a private company whose common stock will be owned by investors contributing $4 million of new equity financing. In addition to the new equity financing, the Company will fund the payments required by the Plan from cash generated by operations, net proceeds of the sale of excess property, an expected federal income tax refund and additional borrowings of $1 million from the Company's principal secured lenders.

Under the Plan, the Company's secured debt will be restructured and general unsecured creditors will receive a combination of cash and warrants to purchase stock of the newly reorganized entity. Under the Plan, holders of claims in this class are expected to receive approximately 12% on account of their claims plus warrants to purchase 15% of the common stock of the newly reorganized entity.

Since the Company's assets will be insufficient to pay all classes of creditors entitled to priority of payment, there will not be any funds available for distributions to holders of shares of stock of the Company. Accordingly, the Plan provides that all holders of equity security interests in the Company (including but not limited to the common stock of the Company, restricted stock held pursuant to the 2001 Restricted Stock Plan, all related rights to acquire shares of Class A Junior Participating Preferred Shares, and all options, warrants or other rights to purchase securities of the Company) will be canceled.

As the holders of the Company's equity security interests will receive nothing under the Plan, they are deemed, under the United States Bankruptcy Code, as having voted to reject the Plan. The Company will inform the Court of the deemed rejection by the holders of equity security interests at the hearing on the confirmation of the Company's Plan. No class of holders junior to the holders of equity security interests will receive any distribution under the Plan. Accordingly, pursuant to section 1129(b) of the Bankruptcy Code, the Court can confirm the Plan over the objection of the holders of equity security interests and their deemed rejection of the Plan if the Court finds that the Plan is fair and equitable and does not discriminate unfairly.

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

                 COOKER RESTAURANT CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                             RESULTS OF OPERATIONS

                                                            Three Months Ended              Six Months Ended
                                                          -----------------------        ------------------------
                                                          June 30,        July 1,        June 30,         July 1,
                                                            2002           2001           2002              2001
                                                          -------         -------        --------         -------
Sales                                                       100.0%          100.0%          100.0%          100.0%
                                                          -------         -------         -------         -------
Cost of Sales:
     Food and beverage                                       29.3%           31.3%           29.8%           30.3%
     Labor                                                   41.7%           41.1%           39.8%           39.4%
     Restaurant operating expenses                           22.2%           23.3%           22.4%           22.6%
     Restaurant depreciation                                  3.9%            3.2%            3.6%            2.8%
General and administrative                                    7.4%            7.8%            6.6%            7.5%
Impairment of long-lived assets                              21.0%           17.9%            8.0%            8.8%
Interest expense                                              0.8%            7.0%            0.9%            7.0%
Amortization of loan fees                                     0.2%            0.0%            0.2%            0.4%
(Gain) loss on sale of property and equipment, net           -1.0%            0.7%           -1.4%            0.4%
Interest and other (income) expense, net                     -0.1%            0.0%           -0.2%            0.2%
                                                          -------         -------         -------         -------
                                                            125.4%          132.2%          109.7%          119.4%
                                                          -------         -------         -------         -------
Reorganization expenses:
    Closed store expenses                                     1.8%            5.5%            3.4%            2.4%
    Professional fees                                         6.6%            1.4%            4.9%            0.7%
                                                          -------         -------         -------         -------
                                                              8.4%            6.9%            8.3%            3.1%
                                                          -------         -------         -------         -------

Loss before benefit for income taxes                        -33.8%          -39.2%          -18.0%          -22.5%

Benefit for income taxes                                     -0.8%            0.0%           -8.9%             --
                                                          -------         -------         -------         -------

Net loss                                                    -33.0%          -39.2%           -9.1%          -22.5%
                                                          =======         =======         =======         =======

SALES Sales for the second quarter of fiscal 2002 decreased 38.8%, or $11,806,000, to $18,654,000 compared to sales of $30,460,000 for the second quarter of fiscal 2001. For the six months ended June 30, 2002, sales decreased 39.3% or $26,684,000. The decrease is due to a decrease in the number of guests at the restaurants as well as a decrease in the number of stores operating during the comparable periods. At the end of the second quarter of 2002, the Company operated 37 restaurants, compared to 50 at the end of the second quarter of 2001. Same store sales were down 10.6% for the three months ended June 30, 2002 from the three months ended July 1, 2001. Same store sales were down 12.9% for the six months ended June 30, 2002 from the six months ended July 1, 2001. To address the decrease in sales, the Company has increased its staffing at its restaurants, revised its standard national menu to a regional menu, changed key operations executives and implemented other procedures to emphasize customer service.

FOOD AND BEVERAGE

The cost of food and beverage for the second quarter of 2002 was $5,469,000 as compared to $9,546,000 for the second quarter of 2001. The decrease of $4,077,000 is primarily due to the decrease in the number of restaurants and decreased same stores sales for the quarter compared to last year. The decrease was partially offset by a 2.0% increase in food cost. As a percentage of sales, the cost of food and beverage was 29.3% for the second quarter of 2002, as compared to 31.3% for the second quarter of 2001. The decrease in food and beverage cost as a percentage of sales in 2002 is due primarily to the implementation of a food costing system combined with more emphasis on controlling costs during the current quarter.

The cost of food and beverage for the six months ended June 30, 2002 was $12,250,000 as compared to $20,586,000 for the six months ended July 1, 2001. The decrease of $8,336,000 is primarily due to the decrease in the number of restaurants and decreased same stores sales for the quarter compared to last year. The decrease was partially offset by a 0.5% increase in food cost. As a percentage of sales, the cost of food and beverage was 29.8% for the current period of 2002, as compared to 30.3% for the prior year of 2001. The decrease in food and beverage cost as a percentage of sales in 2002 is due primarily to the implementation of a food costing system combined with more emphasis on controlling costs during the current year.

LABOR

Labor costs for the second quarter of 2002 were $7,770,000 as compared to $12,510,000 for the second quarter of 2001. Labor costs as a percentage of sales for the second quarter of 2002 were 41.7% as compared to 41.1% for the second quarter of 2001. The percentage increase is due primarily to a decrease in same-store sales for the quarter. The decrease of $4,740,000 is primarily due to the reduction in the number of operating restaurants in 2002 as compared to 2001.

Labor costs for the six months ended June 30, 2002 were $16,380,000 as compared to $26,718,000 for the six months ended July 1, 2001. As a percentage of sales, labor costs for the six months in 2002 were 39.8% as compared to 39.4% in 2001. This is primarily due to a decline in same-store sales in 2001. The decrease of $10,338,000 is primarily due to the reduction in the number of operating restaurants in 2002 as compared to 2001.

RESTAURANT OPERATING EXPENSES

Restaurant operating expenses for the second quarter of 2002 were $4,145,000 as compared to $7,103,000 for the second quarter of 2001. The decrease of $2,958,000 was primarily due to a decrease in the number of operating restaurants. Restaurant operating expenses as a percentage of sales for the three months ended June 30, 2002 were 22.2%, as compared to 23.3% for the comparable period in the prior year. This improvement was primarily caused by decreases in utilities.

Restaurant operating expenses for the six months ended June 30, 2002 were $9,212,000 as compared to $15,360,000 for the same period in 2001. This decrease was due primarily due to a decrease in the number of operating restaurants. Restaurant expenses as a percentage of sales for the first six months of 2002 were 22.4% as compared to 22.6% for the same period in 2001.

RESTAURANT DEPRECIATION

Restaurant depreciation expense for the second quarter of 2002 was $724,000 compared to $967,000 for the comparable period in 2001. Restaurant depreciation expense for the six month period of 2002 was $1,490,000 compared to $1,895,000 for the comparable period in 2001. The decreases of $243,000 and $405,000, respectively, were due primarily to the closing of and reclassification of restaurants from property and equipment to assets held for sale during the last fifteen months.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the second quarter of 2002 was $1,379,000 compared to $2,407,000 for the comparable period in 2001. General and administrative expenses for the six month period of 2002 was $2,753,000 compared to $5,108,000 for the comparable period in 2001. The decreases of $1,028,000 and $2,355,000, respectively, were due primarily to decreases in salaries and benefits in the amount of $387,000 and $649,000, respectively, outside services, including legal and marketing costs, of $543,000 and $1,031,000, respectively, and travel and related expenses of $189,000 and $365,000, respectively. During the fourth quarter of 2001, the Company closed its administrative offices in West Palm Beach, Florida and relocated these functions to Nashville, Tennessee, where the corporate headquarters is located. Due to reductions in the number of restaurants, significant downsizing of support functions were also made. In 2001 the Company incurred significant legal fees to defend itself against several lawsuits, which were settled in 2001.

IMPAIRMENT OF LONG-LIVED ASSETS

During the three months ended June 30, 2002, the Company recorded an impairment charge of $2,172,000 for nine of its properties held for sale, reversed $217,000 of impairment charges previously taken on two of its properties held for sale and recorded an impairment charge for five of its operating restaurants totaling $1,963,000. During the six months ended June 30, 2002, the Company recorded an impairment charge of $2,536,000 for ten of its properties held for sale, reversed $1,188,000 of impairment charges previously taken on five of its properties held for sale and recorded an impairment charge for five of its operating restaurants totaling $1,963,000. Impairment charges and reversals of impairment charges recorded during 2002 for assets held for sale resulted primarily from revisions of estimates of the fair value of previously recognized assets held for sale. Impairment charges recorded during 2002 for assets held for use resulted primarily from those properties generating operating and cash flow losses during the period. During the three and six months ended June 30, 2002, the Company decided to close zero and four restaurants, respectively.

During the three months ended July 1, 2001, the Company recorded an impairment charge of $5,443,000 for nineteen of its restaurants. During the six months ended July 1, 2001, the Company recorded an impairment charge of $5,937,000 for three restaurants. Impairment charges recorded during 2001 primarily resulted from the decision to close underperforming restaurants as part of its reorganization plan. During the three and six months ended July 1, 2001, the Company decided to close two and sixteen restaurants, respectively.

REORGANIZATION EXPENSES

During the three months ended June 30, 2002, the Company accrued $325,000 to cover the estimated carrying costs of the stores that it has closed. During the six month period ended June 30, 2002, the Company accrued $580,000. These charges include estimated utilities, insurance and real estate taxes for a period of nine months for owned locations that were closed during the period and revised estimates of remaining expenses of restaurants closed during previous periods but still not sold. Also during the six month period the Company accrued $828,000 for its obligations for certain lease termination and real estate costs under section 502(b)(6) of the Bankruptcy Code. The 502(b)(6) liability is included in accrued liabilities subject to compromise at June 30, 2002.

In addition, during the quarter ended June 30, 2002 the amount expensed to outside professionals who are contracted to assist the Company in its reorganization efforts was $1,233,000. During the six months ended June 30, 2002, the Company expensed $2,003,000. During the quarter and the six month period ended July 1, 2001 the amount expensed was $428,000. The primary reason for the increase in professional fees from 2001 to 2002 is due to the Company not filing its bankruptcy petition until May 25, 2001.

INTEREST EXPENSE

Interest expense in the second quarter of 2002 was $156,000 as compared to $2,128,000 in the second quarter of 2001. Interest expense for the six months ended June 30, 2002 was $364,000 as compared to $4,989,000 for the same period in 2001. The decreases were due to the cessation of interest accrual on the Company's debt subject to compromise on May 25, 2001. This decrease was slightly offset by interest on financing obtained subsequent to May 25, 2001.

(GAIN) LOSS ON SALE OF PROPERTY AND EQUIPMENT, NET

During the second quarter of 2002, the Company recorded gains on the sale of two restaurant properties held for sale in Florida and Kentucky in the amount of $224,000. A loss was recorded in the quarter on the sale of another restaurant property held for sale in Florida in the amount of $95,000. Also during the second quarter a gain in the amount of $64,000 was recorded on the sale a small portion of land connected to an operating restaurant in Ohio. During the first quarter of 2002, the Company recorded a gain on the sale of a subleased property held for sale in Georgia in the amount $389,000. Another restaurant property held for sale in Georgia was sold during the first quarter of 2002 for its net book value, resulting in no gain or loss.

During the second quarter of 2001, the Company recorded a loss of $204,000 which includes a gain on disposal of fixed assets of $46,000 and a loss on disposal of fixed assets of $250,000. The gain in 2001 was a result of the sale of one of the Company's restaurants in Florida and the loss was a result of the sale of two of its restaurants in Michigan. The loss of $112,000 for the six months ended July 1, 2001 includes the above net loss and the net gain of $92,000 on the sale of the Company's corporate office and two of its properties in the first quarter of 2001.

INCOME TAXES

Due to the Job Creation and Worker Assistance Act of 2002 signed by the President on March 9, 2002, the Company will file for a federal income tax refund in fiscal 2002 to carry back five years its fiscal 2001 federal net operating loss. As a result, the Company has recorded a $3,681,000 income tax receivable at June 30, 2002.

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

The Company is seeking to restructure its secured, priority and unsecured debt and continue operating its businesses as a going concern. The Company filed its plan of reorganization (the "Plan") and disclosure statement with the Bankruptcy Court on July 3, 2002. The Plan is a reorganization plan pursuant to which the Company seeks to restructure its secured, priority and unsecured debt and continue operating their businesses as a going concern. If the Plan is confirmed, the Company will emerge from chapter 11 bankruptcy protection as a private company whose common stock will be owned by investors, who will contribute $4 million of new equity financing, and management. In addition to the new equity financing, the Company will fund the payments required by the Plan from cash generated by operations, net proceeds of the sale of excess property, an expected federal income tax refund and additional borrowings of $1 million from the Company's principal secured lenders. Under the Plan, the Company's secured debt will be restructured and general unsecured creditors will receive a combination of cash and warrants to purchase stock in the newly reorganized entity. Under the Plan, holders of claims in this class are expected to receive approximately 12% on account of their claims plus warrants to purchase 15% of the common stock of the newly reorganized entity. Since the Company's assets will be insufficient to pay all classes of creditors entitled to priority of payment, there will not be any funds available for distributions to holders of shares of stock of the Company. Accordingly, the Plan provides that all holders of equity security interests in the Company (including but not limited to the common stock of the Company, restricted stock held pursuant to the 2001 Restricted Stock Plan, all related rights to acquire shares of Class A Junior Participating Preferred Shares, and all options, warrants or other rights to purchase securities of the Company) will be canceled.

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

As of June 30, 2002, the Company has filed a reorganization plan with the Bankruptcy Court. If management is unable to successfully implement the Plan, the lenders, subject to the Bankruptcy Court approval, could foreclose on the collateral assets, which would have a material adverse effect on the Company's financial condition, results of operations and liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Since April 1, 2001, the Company has closed 28 restaurants. To offset the shortfall in working capital resulting from the net reduction in cash flows from the closing of restaurants and restrictions as a result of its Chapter 11 petition, the Company obtained Debtor-in-Possession financing of $1,000,000 from a stockholder of the Company in the second quarter of fiscal 2001 which was subsequently repaid on August 30, 2001 from the proceeds of a $3,000,000 loan obtained from a third party at an interest rate of 15%. The loan, which is secured by three parcels of real property, matures on September 1, 2003.

The Company does not intend to open any new restaurants in fiscal 2002. Total cash expenditures for restaurant improvements are projected to be approximately $180,000 for the remainder of fiscal 2002.

In addition to the sale of certain assets, in July 2001, the Company received an income tax refund of $1,500,000, which was used to finance its working capital. Due to the Job Creation and Worker Assistance Act of 2002 signed by the President on March 9, 2002, the Company will file for a federal income tax refund in fiscal 2002 to carry back five years its fiscal 2001 federal net operating loss. As a result, the Company recorded a $3,681,000 income tax receivable during the six months ended June 30, 2002, the proceeds of which the Company intends to use to assist in its reorganization.

In fiscal 2001, the Company completed the process of implementing a new regional menu in all of its locations. The menu features new recipes, new presentations and larger portions, as well as new items. The Company believes that the changes to the menu, as well as the focus on guest service, will have the impact of increasing sales and operating margins, as well as operating cash flows.

There can be no assurance that the steps the Company is taking to increase sales from the remaining restaurants will increase working capital or cash flows from operations. Nor can there be any assurance that the Company's efforts to sell closed store properties, restructure its debt, raise additional equity and reorganize its operations through the bankruptcy court will be successful. In such event, the Company may experience negative cash flows in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The two most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No. 13, Accounting for Leases. As a result of the elimination of SFAS No. 4, gains and losses from extinguisment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations-Discontinued Events and Extraordinary Items. The amendment to SFAS No. 13 changes the accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions to require those lease modifications to be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The amendment to SFAS No. 13 is effective for all transactions after May 15, 2002. Management does not believe the adoption of SFAS No. 145 will have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between this Statement and EITF Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for all exit or disposal activities after December 31, 2002. Management has not completed the process of determining the effect on the consolidated financial position, results of operations or cash flows of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through the petition date on May 25, 2001, the Company had a significant amount of indebtedness, which accrued interest at fixed and variable rates. As of June 30, 2002, the aggregate amount of our outstanding indebtedness was $83,839,000, of which $55,422,000 accrued interest at variable rates and $28,417,000 accrued interest at fixed rates. The interest rate of the variable rate indebtedness fluctuated with changes in the LIBOR rate applicable under the terms of our term loan or revolver. A change in the LIBOR rate under these agreements would have affected the interest rate at which indebtedness outstanding accrued. In connection with the Company's bankruptcy proceedings and plan of reorganization, the above obligations have been classified as subject to compromise and the Company has ceased the accrual of interest. The Company has filed the Plan with the Bankruptcy Court. Under the Plan, its pre-petition secured debt will be restructured. Prior to May 25, 2001, interest rate exposure was measured using interest rate sensitivity analysis to determine the effect on the Company's derivative and other variable rate financial instruments in the event of hypothetical changes in interest rates. Such hypothetical changes reflect management's best estimate of reasonable possible, near-term changes. A hypothetical change in the Company's interest rate on the variable rate debt would have impacted interest expense for fiscal 2001 by approximately $237,000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On May 25, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division.

No material developments occurred during the fiscal quarter ended June 30, 2002 with respect to any material pending legal proceedings.

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

No matters were submitted to a vote of security holders during the quarter ended June 30, 2002.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Each of the undersigned hereby certifies in his capacity as an officer of the Registrant that the Quarterly Report of the Registrant on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respect, the financial condition of the Registrant at the end of such period and the results of operations of the Registrant for such period.

COOKER RESTAURANT CORPORATION
(The "Registrant")

Date: August 19, 2002



By:
  /s/ Henry R. Hillenmeyer
------------------------------------------------
Henry R. Hillenmeyer
Chief Executive Officer



By
   /s/ David Sanford
------------------------------------------------
David Sanford
Principal Financial and Accounting Officer